Form 10KSB
period 1999-12-31
BIDHIT COM INC
filed 2000-04-14
CIK 1087356

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                                     For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________________

                  Commission file number _______________________________________

                                BIDHIT.COM, INC.
                                ----------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             State of Nevada                                91-1973193
             ---------------                                ----------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

Suite 204, 18702 North Creek Parkway, Bothell, Washington              98011
---------------------------------------------------------              -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (425) 424-3660
                                 --------------
                            ISSUER'S TELEPHONE NUMBER

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

         None.

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------          -----------------------------------------
   Common Stock, $0.001 par value              Nasdaq OTC Bulletin Board

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $17,776.

As of November 5, 1999, there were 10,888,750 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (9,262,500 shares) was approximately $20,840,625 based on the average of the bid ($2.0625) and ask ($2.4375) prices on such date.

Transitional Small Business Disclosure Format  (check one): [ ] Yes [x] No

                                     PART I
                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

         Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced herein, including those set forth under "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors." . Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

THE COMPANY

         The Company was incorporated under the laws of the State of Nevada on October 13, 1995 under the name "Painted Desert Farms, Inc." The Company changed its name to "Third Millennium Software Corp." on January 5, 1998, and then to "Bidhit.com, Inc." on May 7, 1999. The Company has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of significant assets not in the ordinary course of the Company's business.

         Bidhit.com, Inc. is an e-commerce company that has developed an interactive online auction house business. The Company's web site is located at www.bidhit.com. The Company specializes in providing business-to-business and business-to-consumer e-commerce, ensuring customers of high quality merchandise directly from certified vendors or manufacturers. The Company does not accept auction items from individuals.

         The Company uses auctions as a tool to build a loyal base of customers most of whom will be approached to purchase additional products-whether they are an individual or another business. Currently it has over 100,000 registered bidders. In 1999 the Company experienced an increase in page views. Since June 30, 1999, visits to the company web site and page views have risen at a rate of approximately 700% to over 6.1 million page views in December.

         In building its online business, the company has focused on providing an easy to use web site, outstanding customer support and building a network of reputable product suppliers. The Company's online auction combines the latest advances in web software technology with the highest level of Internet security.

         The Company has invested in the development of new, proprietary auction software that will, when complete, operate on Microsoft software. It is anticipated this new software will be launched in the 3rd quarter, 2000.

         In September 1999, the Company signed an agreement with VAC Service Corporation. As part of the agreement, the Company will offer extended service plans to repair or replace defective consumer goods. This offering will add to the revenue of the company while providing customer benefits.

         In December, the Company developed an alliance with Hollinger International, which included an investment in Bidhit.com by this leading media company. The Company continues to explore ways to develop a co-branded web site with the Chicago Sun-Times and other newspapers and web sites operated by Hollinger International.

         Illustrating the Company's commitment to customers, it was accepted by the Better Business Bureau to display the BBB On Line logo. The Company was approved for listing in the Standard and Poor's Standard Corporate Records. In December, the Securities and Exchange Commission ("SEC") approved Bidhit.com for full reporting status under the Securities Exchange Act of 1934.

         The Company currently has 10 full-time employees and no part-time employees. Tim Black, President and Jeff Mendenhall, Vice-President of the Company, are under 2 year employment contracts. See also Item 9 "Executive Compensation."

         The Company is not a manufacturer and does not deal with any raw materials. It has a wide variety of certified suppliers. As an Internet sales company with a broad customer base, the Company does not have a dependence on one customer.

         The Company has no patents or trademarks in place or pending at this time. The Company has no franchises and does not have any royalty agreements in place.

         The Company does not require government approval for any of its products or services. There are no government regulations being imposed or considered for the online auction industry. The Company is compliant with all government regulations to date.

         There is no requirement for any government approval of the Company's principal products or services. There are no existing or probable governmental regulations that will have a material affect on the current business of the Company.

         There are no federal, state or local environmental laws with which the Company is not in compliance.

         The Company owns no real property.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company leases approximately 1900 square feet of commercial space at 18702 North Creek Parkway, Bothell, Washington 98011 which serves as the Company's principal operations office. The Company's President, Mr. Tim Black and Vice-President, Mr. Jeff Mendenhall service the Company's web site, administration and accounting from this location.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A)      MARKET INFORMATION

         The Company's shares have been quoted on the NASD OTC Bulletin Board since May 13, 1999 under the symbol "BHIT." The Company's shares were previously quoted under the symbol "TMSW."

QUARTER PERIOD                           HIGH BID                 LOW BID             SOURCE
--------------------------------------------------------------------------------------------

January, 1998                               $10                   $2.4375             Bloomberg
to March, 1998

April, 1998                            Not Available            Not Available       Not Available
to June, 1998

July, 1998                                 $1.25                    $1.25           Not Available
to September, 1998

October, 1998                              $1.25                   $0.625           Not Available
to December, 1998

January, 1999                          Not Available            Not Available       Not Available
to March, 1999

April, 1999
to June, 1999                              $6.50                   $4.00            Yahoo Finance

July, 1999
to September, 1999                         $6.50                   $2.75            Yahoo Finance

October, 1999
to December, 1999                          $5.375                 $2.062            Yahoo Finance

Quotations for the Company's common shares reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         (B) STOCKHOLDERS

         The Issuer has approximately 43 holders of record of its common shares.

         No dividends have been declared on the Company's common shares. There are no restrictions that limit the ability to pay dividends on the Company's common shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The Company specializes in online auctions that develop loyal customers, in both the business-to-customer and business-to-business markets.

         The Company has specialized in auctioning brand name computers, other computer products, software, consumer electronics, sports memorabilia, other customer goods and business products. The Company is combining this strategy with cutting-edge database reporting and tracking capabilities, consistent with its privacy and permission marketing policies, to institute a database-driven relational marketing program to serve the needs and interests of its community.

         Presently, the Company offers close to 1,000 products for sale each week, during two auction periods. The Company derives commission revenue from its pre-qualified or certified vendors based on completed product sales. At the close of each auction, each pre-qualified vendor is forwarded their respective order information, and the items are drop-shipped directly to the customer. The Company holds no inventory and assumes no liability for the items offered for auction.

         The Company operates an online auction for new and excess branded merchandise, offering closeout and refurbished products to consumers and small to medium-sized businesses. The Company's online auction represents an exciting sales format for users that leverages the interactive nature of the Internet. The Company's Internet auctions feature a rotating selection of brand name computer, consumer electronics and housewares, and sports and recreation products, which typically sell at significant discounts to prices, found at traditional retailers.

         The Company believes its competitive edge will be in building its online community and in attracting and retaining its customers with the use of highly focused and effective consumer education and customer service programs. The Company's research indicates that many e-commerce consumers and online auction customers find it difficult to obtain reliable and authoritative product and category information and that they are often disappointed with the nature and quality of the product and the reliability of the vendor. The Company is focusing on meeting these consumer needs to develop a loyal customer base. The Company is currently developing a Customer Education Center that will strive to provide accurate and unbiased information on products.

         All merchandise is provided through agreements between the Company and approved, certified vendors, virtually eliminating inventory and distribution costs for the company. This allows the Company to auction the newest products and the latest technology without the concern for unsold inventory and ultimately cash flow constraints.

         The Company was the first online auction company to introduce "Live Chat Help." This service allows a customer to instantly start an online electronic chat with a Bidhit.com customer service representative. This new customer service began in December 1999, with positive endorsements from Bidhit.com users.

         The Company uses high standards of network security to protect customer information, including credit card data. Financial information is encrypted on the Company's own secure servers. The Company follows all applicable federal and state laws to assure customers their names and information are not used without their permission.

RESULTS OF OPERATIONS

         The Company was not operational in fiscal year 1998 and therefore did not have any revenues for operations for such fiscal year. The Company's total revenues for 1999 were $17,776, which consisted of sales commissions derived from $160,781 in total transaction values conducted through our web site in 1999, of which $67,481 occurred in the fourth quarter. In 1999, our total operating expenses were approximately $2.4 million which consisted principally of approximately $0.8 million in consulting fees, $0.5 million in marketing materials, $0.9 million in professional fees and $0.2 million in salaries and bonuses. As a result, the Company had a net operating loss of approximately $2.3 million, or $0.38 per share, for 1999.

PLAN OF OPERATION

         The Company's plan of operation for the next twelve months is to expand the auction sales revenue of its certified suppliers and increase its own sales revenue from auctions, e-commerce and in business-to-business vertical markets.

REVENUE SOURCES

The primary sources of revenue in the year 2000 are expected to be generated from the following primary categories:

                  -   Auctions
                  -   Co-Branded Auctions
                  -   Business to Business Markets
                  -   "Buy-Side" e-Commerce Model
                  -   Sales of Extended Services and Product Accessories

         In the electronic commerce industry, a strong brand is critical to creating a high level of vendor awareness and attracting customer traffic. Accordingly, the Company's strategy is to aggressively increase its visibility and brand recognition through a variety of marketing and promotional efforts. Specifically, the Company intends to increase marketing through other on line companies including AOL, CNET, MSN/LinkExchange, Better Business Bureau, BidFind and other companies.

CORE MARKETING & MERCHANDISING STRATEGIES

         The online auction strategy is based on two basic objectives to build customer loyalty, add new customers and increase per capita sales:

                  -   Brand Building Strategy
                  -   Merchandising Tactics

         Integrated marketing will be executed that includes brand building focused on customer attraction and retention. In this integrated plan, advertising tactics include full utilization of the $1 million advertising budget (as of 12/31/99) in Hollinger print and online publications, selected print advertising, online ad exchanges, use of specialized (internal and external) email lists to promote auctions and products, contests, games and auctions to benefit non-profit, charity groups.

         The merchandising tactics will build brand, retain customers and increase the average sale price per customer. There are many merchandising tactics that will be used, including:

                  -   Upsales of Extended Service Plans and Accessories
                  - Upsale of extended service plans will add substantially to the gross margin per sale
                  -   Extended Selling to Bidders
                  - Additional accessory and extended plan sales come from the auction side and, in the future, from a more traditional e-commerce, "buy-side" model

         The Company is developing a new web site that it expects will expand the number of auctions, increase its own sales by selling accessories and extended service plans, expand sales in the business-to-business market and add a "buy side" web site. The Company does not expect any purchase or sale of plant or significant equipment. It does expect a substantial investment in the development of new auction and e-commerce software. The Company plans to add employees as needed and as projects grow and expects to add 8 full-time employees in the next 12 months.

         The Company will continue to develop merchandising techniques that seek to maximize revenues through direct marketing. The Company's transaction process software enables true data warehousing. The Company continues to improve its use of valuable customer information to project and plan product offerings. This will allow the Company to offer customers products that meet their interests and current demand.

         Furthermore, the Company will attempt to offer customers a unique retail experience--the opportunity to set their own prices on popular, brand name products with the convenience of shopping 24 hours a day, seven days a week.

         Success of special auctions highlighting Sammy Sosa and benefit for non-profit groups with Seattle radio station KJR will form the basis of an affinity auction strategy with other non-profit organizations.

         Successful execution of database driven customer relations management tools, specialized marketing strategies, consumer "education" content and sales fulfillment is fundamental to the Company's success of both increasing the base of customers and increasing the average sales revenue per customer. Both the business-to-customer and business-to-business markets are target markets.

         Core to the company's short and long-term success are strategic alliances. Existing alliances with Hollinger International (NYSE:HLR), one of the leading international media companies and VAC Warranty will provide core opportunities from which the Company hopes to increase its sales. In addition, other product manufacturers, non-profit groups, and online marketing companies will be added to extend marketing and sales efforts.

         The Hollinger alliance offers the opportunity to develop a co-branded auction site with the Chicago Sun-Times. Slated to be developed and launched in July 2000, this co-branded site will feature:

                  -   Co-branded auction site
                  -   Ties to the print and online sites of the Sun-Times
                  -   A focus on non-profit groups
                  -   A game or contest theme

         The benefits to the Company will be a generation of new users, added sales through Extended Services and Accessories, the "buy-side" model, and a co-branded site that can be taken to other markets. These other markets include other Hollinger publications. Probable Hollinger markets for the fall, 2000 include extension to the 70 other newspapers in Illinois and Canadian markets of Vancouver, Calgary, Edmonton and the London (UK) Daily Telegraph.

         During the next expansion phase, the Company plans to expand its marketing strategy to the business-to-business arena. Smaller business resellers will be the target market.

         The Company also plans to license existing software from an ASP rather than develop its own e-commerce ("buy-side" software). There will be additional costs for integration with the auction side and co-branded site engines.

         Extended Service Plans provide purchasers "insurance" against product failure. The plan expected to be offered by is the Company are among the strongest available, have solid financial backing and offering the opportunity for dramatic margins.

         Additionally, sales of other accessories for both the auction and "buy-side" are planned. As with the Extended Service Plans, these products provide additional margins.

RISK FACTORS

         In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report may contain forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "effect," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Report.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT HAD PROFITABLE OPERATIONS.

         Our business was founded in 1997. Because of our limited history, there is little information that investors can use to analyze our financial results relating to our business.

         Since incorporation, on an annual basis we have not been profitable. We lost $2,367,467 for the year ended December 31, 1999. We cannot assure you that we will ever operate profitably.

         Our ability to make a profit, if at all, is dependent upon:

              - the success of our online auction business in both the business-to-customer and business-to-business markets
              - the successful acquisition of companies with compelling intellectual properties and an established, talented and skilled team of employees
              - the development of strategic alliances with marketing and business partners

         Substantial capital is needed in the future to fund future development. No assurance can be given that financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. To the extent we raise future capital by issuing equity or securities convertible into equity, ownership dilution to our shareholders will result.

OUR NEW SERVICES MAY NOT BE INTRODUCED INTO THE MARKET SUCCESSFULLY.

         We cannot assure you that revenues generated from our current or future services will meet our expectations. For example:

              - we may introduce services later to market than expected or later to market than our competitors introduce their services
              -   competitors may introduce competitive services at lower prices

         When we make announcements about our expected new services and service updates, we are not promising that the new services and service updates will be implemented on time, as expected. These announcements are made to provide customers with a general idea of the expected availability of our services for planning purposes. Further, we could experience delays in our expected service availability because:

              - a third party may fail to enhance their products or delay enhancement of their products and our services are based on technology from third parties
              -   key employees may leave Bidhit.com

         You should not consider our announcements as a factor to predict our profitability for any specific future period. If we delay implementation of our services or service enhancements, it may have an adverse impact on our financial condition. Without new services and service enhancements, our services may become technologically outdated. As a result, our business could be adversely affected. We cannot assure you that our future service development efforts will be successful.

THE ONLINE AUCTION MARKET IN WHICH WE COMPETE IS EVOLVING AND OUR SUCCESS DEPENDS IN PART ON THE SUCCESS OF THIS MARKET.

         The success of our online auction business depends on the success of the online auction industry in general. We believe that the currently successful online auction industry is expanding. We cannot assure you that the online auction industry will continue to gain further acceptance in the future.

         The market for online auction services is successful and continues to evolve. It is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. We cannot assure you that the online auction services market will continue to develop, or that our services will be successful in this market. Our business, operating results and financial condition could be adversely affected if any of the following occur:

              - the markets do not remain successful or do not continue to develop
              -   the markets develop more slowly than we expect
              -   the markets attract new competitors
              -   our products do not achieve market acceptance

EVEN IF OUR SERVICES GAIN BROADER MARKET ACCEPTANCE, OUR COMPETITORS HAVE MANY ADVANTAGES OVER US AND THERE ARE NO ASSURANCES THAT WE CAN BE SUCCESSFUL IN THIS COMPETITIVE MARKET.

         The market for online auction services is increasingly competitive and subject to rapid change. Further, the market can be significantly affected by the introduction of new services and other activities of companies in this market. Our competitors offer a variety of products and services to address the needs of the market in which we sell our services. We believe that the principal competitive factors in this market are:

              -   brand awareness
              -   flexibility
              -   strategic relationships to drive traffic
              -   service quality
              -   functionality and service features
              -   company reputation

         Direct and indirect competitors in the online auction industry include eBay and uBid as well as several other larger entrants into this market. We expect to face competition in the future from these and other companies. Some of these competitors and future competitors have an advantage over us because they:

              -   have name recognition
              - have significantly greater financial, technical, and other resources
              - have well-established relationships with our potential customers

         As a result, our current and future competitors may be able to devote greater resources to the development of their products than we can. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

FUTURE OPERATING RESULTS ARE UNCERTAIN AND WE EXPECT TO SEE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

         We cannot accurately forecast our revenues because of our limited operating history and the evolving nature of the markets in which we compete. The revenue we will receive from future sales commissions is difficult to forecast.

         We may experience significant fluctuations in our quarterly operating results due to many factors which are outside our control, including the following:

              -   demand for our services
              -   level of competition in the industry
              -   budget cycles of our customers
              -   timing of new service introduction and service enhancements
              -   activities of and acquisitions by competitors
              -   analysts' reports about the Company
              -   hiring new employees
              -   our ability to develop and market new services and control costs
              - general economic conditions and economic conditions specific to the Internet and on-line commerce

TO SUCCESSFULLY COMPETE IN THE ONLINE AUCTION INDUSTRY, WE MUST CONTINUE TO DEVELOP NEW SERVICES AND CONTINUE TO TRAIN OUR EMPLOYEES IN THE LATEST TECHNOLOGIES.

         Our existing technology and systems can become obsolete because:

                  - the online commerce market is rapidly evolving and we might not be able to keep up with the changes
                  - new products and services with new technology are introduced to the market
                  - new industry standards may be developed which are different than the standards upon which our services are based

         To successfully compete, we plan to:

                  -   develop or license state-of-the-art technologies
                  -   enhance our existing services

                  - develop or acquire new services and technologies that address the increasingly sophisticated needs of our prospective customers
                  - respond to technological changes and emerging industry standards and practices on a cost-effective and timely basis

         We cannot assure you that we will be successful in continuing to develop new services or responding to the technological advances of industry standards. We also cannot assure you that our new services will achieve market acceptance. If we are not successful (for technical, legal, financial or other reasons) in responding in a timely manner to changes in technology and customer preferences, significant delays in service development or introduction of new services would have a seriously negative effect on our business.

OUR SUCCESS DEPENDS IN A LARGE PART ON THE CONTINUING SERVICE OF KEY PERSONNEL. CHANGES IN MANAGEMENT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         The loss of service of one or more of our executive officers or key technical personnel could have a materially adverse affect on our business. To insure that we do not lose the services of these personnel, we have entered into employment contracts with some of our executive officers and key technical personnel. For more details on certain of these employment contracts, see "Item
10. Executive Compensation - Employment Contracts."

         We are also looking to expand the management team by adding new executives who have the skills necessary to growing our business, including the hiring of a full-time Chief Financial Officer. The cost and management time we spend in expanding our management team and the resulting change in management structure could have materially adverse effects on our business, our product launches, and our business strategy.

WE RELY ON VARIOUS INTELLECTUAL PROPERTY LAWS, CONFIDENTIALITY PROCEDURES AND CONTRACTUAL PROVISIONS TO PROTECT OUR PROPRIETARY RIGHTS.

         We do not believe we are infringing on the proprietary rights of others. However, we cannot guarantee that third parties will not claim that we are infringing on their rights. If we were subject to an infringement claim, it would have a materially adverse impact on our business because it would:

              -   be time consuming to defend
              -   result in costly litigation
              -   divert our management's attention and resources
              - require that we enter into royalty or licensing agreements, which may not be available to us on favorable terms, if at all

AS PART OF OUR BUSINESS STRATEGY, WE ARE LOOKING AT POTENTIAL ACQUISITIONS TO COMPLEMENT OUR SERVICES AND BUT THERE ARE RISKS ASSOCIATED WITH SUCH ACQUISITIONS.

         As we enter into additional acquisitions, there are certain risks, such as:

              -   potentially diluting our common stock
              -   incurring debt
              - incurring contingent liabilities and/or amortization expenses related to goodwill and other intangible assets

         Other risks include:

              - difficulties in assimilation of acquired operations technologies and products
              - diversion of our management's attention to other business concerns
              - risks of entering markets where we have no or limited prior experience and
              -   potential loss of key employees of acquired organizations

         We cannot assure you that we will be successful in integrating any new businesses, products, technologies or personnel into our Company. Our failure to do so could have a materially adverse affect on our business.

OUR SUCCESS DEPENDS ON RECRUITING AND RETAINING HIGHLY SKILLED TECHNICAL AND CONSULTING PERSONNEL.

         The competition for skilled technical employees is intense and we cannot assure that we will be successful in retaining or recruiting such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to substantially increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The additional costs in retaining or attracting new personnel may have a materially adverse affect on our business, our new services launches, and our operating results.

WE DO NOT PLAN TO PAY CASH DIVIDENDS.

     We intend to keep all of our earnings, if any, for use in our business and do not plan to pay cash dividends in the foreseeable future. Our Articles of Incorporation and Bylaws allow for dividends to be subject to the discretion of our Board of Directors and any terms and conditions imposed by law.

IF OUR OPTIONS AND WARRANTS ARE EXERCISED, THE HOLDERS OF OUR COMMON STOCK WILL EXPERIENCE DILUTION OF THEIR SHARES.

         At December 31, 1999, there were approximately 1,113,750 shares of Common Stock reserved for issuance upon the exercise of Options granted at prices ranging from $2.85 to $4.00 per share. Additionally, there are 36,780 shares of Common Stock reserved for issuance upon the exercise of Warrants granted at $3.00 per share.

         If any outstanding Options or Warrants are exercised, holders of Common Stock will be diluted. Also, sales in the public market of the Common Stock underlying these Options and Warrants may adversely affect prevailing market prices for our Common Stock and may adversely affect our ability to obtain additional equity financing.

BECAUSE WE HAVE A LARGE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE, WE MAY EXPERIENCE PRICE FLUCTUATION IF ANY SIGNIFICANT AMOUNT ARE TRADED IN THE PUBLIC MARKET. THESE SALES WOULD ALSO IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH THE SALE OF OUR SECURITIES.

         As of March 30, 2000, there were 11,758,893 shares of Common Stock outstanding. We cannot predict the affect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices of our Common Stock prevailing from time to time. The possibility that restricted Common Stock may be sold in the public market at future dates may adversely affect the prevailing market price for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

WE MAY EXPERIENCE EXTREME CHANGES IN OUR STOCK PRICE.

         Like other emerging e-commerce companies, the market price of our Common Stock has been and may continue to be extremely volatile. Since our Common Stock began listing on the OTC Bulletin Board in May 1999, the bid price of the Common Stock has ranged from a high of $6.50 to a low of $1.93. This is the result of a number of factors including:

              -   quarterly fluctuations in our results of operations
              -   the announcement of technological innovations
              - the introduction of new services by Bidhit.com or our competitors
              -   general conditions in the e-commerce industry
              - the extreme price and volume fluctuations of the stock market in general

         These market fluctuations may materially and adversely affect the market price of our Common Stock.

BECAUSE WE ARE TRADED ON THE OTC BULLETIN BOARD, WE CANNOT GUARANTEE THERE IS AN ORDERLY PUBLIC MARKET FOR OUR COMMON STOCK. FURTHER, THERE ARE NUMEROUS RISKS RELATED TO BUYING LOW-PRICED STOCKS (STOCKS THAT ARE LESS THAN $5.00 PER SHARE).

         Our Common Stock is currently traded on the OTC Bulletin Board. As a result, you may find it more difficult to sell the Common Stock or to obtain accurate quotations of the market value of our Common Stock as compared to shares that are traded on the Nasdaq trading market or an exchange. We cannot assure you that a regular trading market will develop or be sustained.

         For as long as our Common Stock is traded on the OTC Bulletin Board and if our trading price of the Common Stock is below $5.00 per share, trading in our securities will be subject to the requirements of certain "penny stock" rules of the Securities and Exchange Commission. These rules require additional disclosure to investors by broker-dealers for any trades involving a penny stock.

         Penny stock rules require that the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market prior to any penny stock transaction. There are also sales practice requirements for broker-dealers who sell penny stocks to most persons. For these types of transactions, the broker-dealer must make a determination that the purchaser is suitable for the transaction and must receive the purchaser's written consent to the transaction prior to sale.

         These additional burdens on brokers and dealers may discourage them from making transactions in our Common Stock. This could severely limit the market price and liquidity of our securities and the ability of purchasers to sell any of the Shares acquired in this offering in the secondary market. That, in turn, could materially and adversely affect the market price and severely limit the liquidity of our Common Stock.

ITEM 7.  FINANCIAL STATEMENTS

                                BIDHIT.COM, INC.
                   (FORMERLY THIRD MILLENNIUM SOFTWARE CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bidhit.com, Inc.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)

We have audited the consolidated balance sheet of Bidhit.com, Inc. (formerly Third Millennium Software Corp.) as at December 31, 1999 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from the start of development stage on May 1, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bidhit.com, Inc. (formerly Third Millennium Software Corp.) as at December 31, 1999 and the results of its operations, changes in stockholders' equity and its cash flows for the year ended December 31, 1999 and for the period from start of development stage on May 1, 1999 to December 31, 1999 in conformity with generally accepted accounting principles of the United States of America.

The audited financial statements for the year ended December 31, 1998 were examined by another auditor who expressed on opinion without reservation on those statements in his report dated May 10, 1999.

                                            /s/ Davidson & Company
Vancouver, Canada                           Chartered Accountants
                                            Suite 1270, Stock Exchange Tower
March 15, 2000                              609 Granville Street, P.O. Box 10372
                                            Pacific Centre
                                            Vancouver, BC, Canada V7Y 1G6

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                               April 10, 2000
Bidhit.com, Inc.
(formerly Third Millennium Software Corp.)
Bothell, Washington

         I have audited the accompanying , Statement of Operations, Changes in Stockholders' Equity and Cash Flows of Third Millennium Software Corp. (Formerly Painted Desert Farms, Inc.), (A Development Stage Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operation and cash flows of Third Millennium Software Corp. (Formerly Painted Desert Farms, Inc.), (A Development Stage Company), for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31

==========================================================================================
                                                                                    1999
------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                $     2,534,434
  Accounts receivable                                                               12,110
  Prepaid expenses (Note 3)                                                        350,571
                                                                           ---------------

  Total current assets                                                           2,897,115

PREPAID EXPENSES (Note 3)                                                          666,165

NOTE RECEIVABLE (Note 4)                                                                 -

CAPITAL ASSETS (Note 6)                                                             31,488

DOMAIN NAME RIGHTS (Note 7)                                                        523,778

SOFTWARE DEVELOPMENT COSTS (Note 8)                                                 11,841
                                                                           ---------------

TOTAL ASSETS                                                               $     4,130,387
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                 $       189,094
  Note payable (Note 5)                                                                  -
                                                                           ---------------

   Total current liabilities                                                       189,094
                                                                           ---------------

STOCKHOLDERS' EQUITY (Note 9)
  Common stock
     Authorized
       50,000,000 common shares with a par value of $0.001
     Issued and outstanding
       December 31, 1999 - 11,658,893 common shares
       December 31, 1998 - 125,000 common shares                                    11,659
  Additional paid-in capital                                                     6,325,101
  Deficit accumulated during the development stage                              (2,312,467)
  Deficit                                                                          (83,000)
                                                                           ---------------

  Total stockholders' equity                                                     3,941,293
                                                                           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     4,130,387
==========================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

===========================================================================================================================
                                                                     From Start
                                                                             of
                                                                    Development
                                                                          Stage
                                                                      on May 1,
                                                                        1999 to            Year Ended            Year Ended
                                                                   December 31,          December 31,          December 31,
                                                                           1999                  1999                  1998
---------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales commissions                                               $    17,776           $    17,776             $       -
                                                                    -----------           -----------             ---------
OPERATING EXPENSES
    Amortization                                                         39,001                39,001                     -
    Bad debt (Note 4)                                                         -                70,000                     -
    Consulting fees                                                     766,747               766,747                     -
    Depreciation                                                          1,940                 1,940                     -
    Directors fees                                                            -                 5,000                     -
    Listing and filing fees                                              14,094                14,094                     -
    Marketing materials                                                 462,733               462,733                     -
    Office and administration                                            19,664                19,664                     -
    Professional fees                                                   867,133               891,633                     -
    Rent                                                                 23,642                23,642                     -
    Salaries and bonuses                                                169,658               169,658                     -
    Travel and promotion                                                  9,951                 9,951                     -
    Website/internet fees                                                 3,361                 3,361                     -
                                                                    -----------           -----------             ---------

                                                                      2,377,924             2,477,424                     -
                                                                    -----------           -----------             ---------

                                                                     (2,360,148)           (2,459,648)                    -

OTHER ITEM
    Interest income                                                      47,681                47,681                     -
                                                                    -----------           -----------             ---------

LOSS BEFORE EXTRAORDINARY ITEM                                       (2,312,467)           (2,411,967)                    -

EXTRAORDINARY ITEM
    Gain on forgiveness of debt (net of taxes) (Note 5)                       -                44,500                     -
                                                                    -----------           -----------             ---------

LOSS FOR THE YEAR                                                   $(2,312,467)          $(2,367,467)            $       -
===========================================================================================================================

BASIC AND DILUTED LOSS PER SHARE BEFORE
    EXTRAORDINARY ITEM                                              $         -           $     (0.38)            $       -

EXTRAORDINARY ITEM                                                            -                  0.01                     -
                                                                    -----------           -----------             ---------

BASIC AND DILUTED LOSS PER SHARE                                    $         -           $     (0.37)            $       -
===========================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                           -             6,290,755               125,000
===========================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================
                                                                                         Deficit
                                                                                     Accumulated
                                              Common Stock           Additional       During the                             Total
                                     ---------------------------        Paid-in      Development                     Stockholders'
                                         Shares          Amount         Capital            Stage          Deficit           Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              125,000             125          27,875                -          (28,000)               -

    Loss for the year                         -               -               -                -                -                -
                                  -------------     -----------     -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998              125,000             125          27,875                -          (28,000)               -

    Common stock issued
       for cash                         137,500             137          54,863                -                -           55,000

    Common stock issued
       for cash                       9,000,000           9,000         891,000                -                -          900,000

    Common stock issued
       for cash                         600,000             600       2,999,400                -                -        3,000,000

    Share issuance costs                      -               -        (100,000)               -                -         (100,000)

    Common stock issued for
       acquisition of
        subsidiary                      926,250             926         258,424                -                -          259,350

    Common stock issued for
       financial advisory and
        consulting services             306,780             307         979,984                -                -          980,291

    Common stock issued as
       an employment bonus              200,000             200          55,800                -                -           56,000

    Common stock issued for
       prepaid contract
       advertising                      363,363             364         998,884                -                -          999,248

Warrants issued for
    financial advisory services               -               -         158,871                -                -          158,871

    Loss for the year                         -               -               -       (2,312,467)         (55,000)      (2,367,467)
                                  -------------     -----------     -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 1999           11,658,893     $    11,659     $ 6,325,101      $(2,312,467)     $   (83,000)     $ 3,941,293
====================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

==============================================================================================================================
                                                                          From Start
                                                                                  of
                                                                         Development
                                                                               Stage
                                                                           on May 1,
                                                                             1999 to              Year Ended       Year Ended
                                                                        December 31,            December 31,     December 31,
                                                                                1999                    1999             1998
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the year                                                   $  (2,312,467)          $  (2,367,467)        $      -
   Items not affecting cash:
      Bad debt                                                                     -                  70,000                -
      Gain on settlement of debt                                                   -                 (44,500)               -
      Depreciation and amortization                                           40,941                  40,941                -
      Common stock issued for financial services                             980,291                 980,291                -
      Common stock issued as an employment bonus                              56,000                  56,000                -
      Common stock issued for prepaid contract advertising                   999,248                 999,248                -
      Warrants issued for financial advisory services                        158,871                 158,871                -

   Changes in non-cash working capital items:
      Decrease in notes payable                                                    -                 (25,500)               -
      Increase in prepaid expenses                                          (350,571)               (350,571)               -
      Decrease in due to shareholder                                          (4,599)                 (4,599)               -
      Increase in accounts receivable                                         (8,836)                 (8,836)               -
      Increase in accounts payable and accrued liabilities                   188,984                 188,984                -
                                                                       -------------           -------------         ----------

   Net cash used in operating activities                                    (252,138)               (252,138)               -
                                                                       -------------           -------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash acquired on acquisition of subsidiary                              1,655                   1,655                -
   Capital assets                                                            (32,648)                (32,648)               -
   Domain name rights                                                       (300,000)               (300,000)               -
   Software development costs                                                (16,270)                (16,270)               -
   Prepaid Expenses                                                         (666,165)               (666,165)
                                                                       -------------           -------------         ----------

   Net cash used in investing activities                                  (1,013,428)             (1,013,428)               -
                                                                       -------------           -------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                3,800,000               3,855,000                -
                                                                       -------------           -------------         ----------

   Net cash provided by financing activities                               3,800,000               3,855,000                -
                                                                       -------------           -------------         ----------

INCREASE IN CASH POSITION FOR THE YEAR                                     2,534,434               2,534,434                -

CASH, BEGINNING OF YEAR                                                            -                       -                -
                                                                       -------------           -------------         ----------

CASH, END OF YEAR                                                      $   2,534,434           $   2,534,434         $      -
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 12)

        The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

================================================================================

1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized October 13, 1995, under the laws of the State of Nevada, as Painted Desert Farms, Inc. In accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises", it is considered a development stage company.

         On January 5, 1998, the Company changed its name to Third Millennium Software Corp.

         On May 17, 1999, the Company approved a 20:1 reverse stock split, thus decreasing the total number of shares from 5,250,000 issued and outstanding to 262,500 issued and outstanding common shares.

         On May 7, 1999, the Company changed its name to Bidhit.com, Inc.

         On May 19, 1999, the Company acquired all of the issued and outstanding shares of Bidhit.com, Inc. (Washington), a Washington corporation.

         The Company is an e-commerce company which specializes in auctioning name brand consumer electronics and other products from certified vendors to customers-both individuals and businesses.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include Bidhit.com, Inc. (Nevada) and its wholly-owned subsidiary, Bidhit.com, Inc. (Washington) ("BHcW"), which was incorporated in the state of Washington on May 19, 1999. All significant inter-company balances and transactions have been eliminated upon consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all investments with a maturity of three months or less to be cash equivalents.

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         CAPITAL ASSETS AND DEPRECIATION

         Capital assets are recorded at cost less accumulated depreciation. The cost of capital assets is depreciated over the estimated useful lives, ranging from four to ten years, of the related assets.

         SOFTWARE DEVELOPMENT COSTS

         The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life of three years.

         REVENUE RECOGNITION

         The Company will be recognizing sales commission revenues as items are sold on its internet site and as collection of these amounts is reasonably assured.

         ADVERTISING COSTS

         The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the year in which the advertising space or airtime is used.

         DOMAIN NAME RIGHTS

         The costs of domain name rights are amortized over 10 years from the date of commencement of operations.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

         REPORTING ON COSTS OF START-UP ACTIVITIES

         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 by the Company during the year had no effect on its financial statements.

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1999.

3.       PREPAID EXPENSES

         Included in prepaid expenses is $999,248 of prepaid contract advertising. Pursuant to an agreement with Hollinger International, Inc. ("Hollinger"), the Company issued 363,363 shares (Note 9) of the Company in exchange for $1,000,000 in advertising media availabilities in Hollinger print media. This media will be made available to the Company on an as ordered basis for a period of 3 years. Of the total prepaid contract advertising, $333,083 has been included as a current portion and the remaining $666,165 has been included as a long-term asset. This cost will be expensed as the Company orders advertising from Hollinger.

4.       NOTE RECEIVABLE

         On March 17, 1997, the Company received $70,000 from Ardrail Services Ltd., as part of a note agreement between the Company and Peat Moss International Ltd. ("PMI"). These funds were advanced to PMI as bridge financing prior to completion of a merger. The merger was subsequently not completed and the funds remained outstanding as a note receivable. Continued communications and correspondence with PMI indicate that the note will not be repaid. The Company has made every effort to collect the note and deemed the note to be uncollectible. During the year, a loss has been recorded for the full amount of the note receivable.

5.       NOTE PAYABLE

         The Company is liable for $70,000 payable to Ardrail Services Ltd., for the funds advanced for the loan receivable mentioned in Note 4. During the year, the Company repaid $25,500 to Ardrail Services Ltd. as settlement of the outstanding payable. Repayment of the balance of the loan payable was forgiven creating a gain on forgiveness of debt in the amount of $44,500.

6.       CAPITAL ASSETS

         =======================================================================================================================
                                                                                                       Net Book Value
                                                                                              ----------------------------------
                                                                                 Accumulated      December 31,     December 31,
                                                                       Cost     Depreciation              1999             1998
         -----------------------------------------------------------------------------------------------------------------------

                  Office furniture and equipment                 $   33,428    $       1,940     $      31,488    $        -
         =======================================================================================================================

7.       DOMAIN NAME RIGHTS

         =======================================================================================================================
                                                                                 Accumulated      December 31,     December 31,
                  Domain name                                          Cost     Amortization              1999             1998
         -----------------------------------------------------------------------------------------------------------------------

                  Bidhit.com                                    $   558,350     $     34,572      $    523,778     $       -
         =======================================================================================================================

8.       SOFTWARE DEVELOPMENT COSTS

         Software development costs of $11,841 (net of amortization cost of $4,429) (December 31, 1998 - $Nil) represent amounts incurred to develop the Company's portal website.

9.       STOCKHOLDERS' EQUITY

         REVERSE STOCK SPLIT

         On May 17, 1999, the Company implemented a 20:1 reverse stock split (Note 1). The consolidated statements of changes in stockholders' equity has been restated to give retroactive recognition of the reverse stock split for all years presented by reclassifying from common stock to additional paid-in capital the par value of consolidated shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

         COMMON STOCK

         In connection with a private placement offering made in April 1999, the Company issued 137,500 shares of common stock under Rule 504 Regulation D of the Securities Act of 1933 for proceeds of $55,000.

         In connection with a private offering made in May 1999, the Company issued 9,000,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for proceeds of $900,000.

         The Company issued 600,000 shares of common stock for proceeds of $3,000,000, and incurred share issuance costs of $100,000.

         As part of the acquisition of Bidhit.com, Inc. (Washington), the Company issued 926,250 common shares at a deemed value of $259,350.

         The Company issued 200,000 shares of common stock at a deemed value of $56,000 as an employment bonus and 306,780 shares of common stock at a deemed value of $980,291 for financial advisory and consulting services.

         The Company issued 363,363 shares of common stock at a deemed value of $999,248 for prepaid contract advertising.

10.      BUSINESS COMBINATION

         Pursuant to a share exchange agreement, the Company purchased all of the issued and outstanding shares of BHcW in consideration for $300,000 in cash and 926,250 common shares of the Company at a deemed value of $259,350.

10.      BUSINESS COMBINATION (cont'd.....)

         The total purchase price of $559,350 has been allocated as follows:

          Cash                                                                          $    1,655
          Accounts receivable                                                                3,274
          Capital assets                                                                       780
          Domain name                                                                      558,350
          Accounts payable and accrued liabilities                                            (110)
          Loan payable, shareholder                                                         (4,599)
                                                                                        ----------

                                                                                        $  559,350
                                                                                        ==========

         The 926,250 common shares were deemed to have a value of $0.28 per share, based on the closing market value quotation of the shares on the date of acquisition.

11.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =======================================================================================================================
                                                                                                  December 31,     December 31,
                                                                                                          1999             1998
         -----------------------------------------------------------------------------------------------------------------------
                   Net operating loss carryforward                                            $        714,000     $     4,200
                   Valuation allowance                                                                (714,000)         (4,200)
                                                                                              ----------------     -----------

                                                                                              $             -      $        -
         =======================================================================================================================

           The Company has a net operating loss carryforward of approximately $2,100,000 which expires between the years 2002 and 2006. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =======================================================================================================================
                                                                                                  December 31,     December 31,
                                                                                                          1999             1998
         -----------------------------------------------------------------------------------------------------------------------
                   Cash paid for income taxes                                                     $       -        $      -
                   Cash paid for interest                                                                 -               -
         =======================================================================================================================

         The following non-cash operating, investing and financing transactions occurred during the year ended December 31, 1999:

         a) The Company acquired BHcW for a purchase price of $559,350, of which $300,000 was paid in cash and 926,250 common shares were issued at a deemed value of $259,350.

         b) The Company issued 306,780 shares of common stock at a deemed value of $980,291 for financial advisory and consulting services.

         c) The Company issued 200,000 shares of common stock at a deemed value of $56,000 as an employment bonus.

         d) The Company issued 363,363 shares of common stock at a deemed value of $999,248 for prepayment of contract advertising.

12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd....)

         e) The Company granted 36,780 broker warrants at a deemed value of $158,871 for financial advisory services (Note 15).

         There were no non-cash operating, investing and financing transactions for the year ended December 31, 1998.

13.      FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

14.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

15.      SHARE PURCHASE WARRANTS

         As at December 31, 1999, the Company has 36,780 share purchase warrants outstanding, entitling the holder to acquire common shares of the Company at a price of $3.00 per share, expiring on December 7, 2001.

16.      STOCK OPTIONS

         At December 31, 1999, the following stock options were outstanding:

         =============================================================================================================

                 Number of Shares                        Exercise Price                             Expiry Date
         -------------------------------------------------------------------------------------------------------------
                     555,750                                  $4.00                                June 1, 2001
                     300,000                                  $4.00                                June 1, 2002
                      8,000                                   $4.00                              October 21, 2001
                     250,000                                  $2.85                              December 1, 2002
         =============================================================================================================

17.      STOCK BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this prior standard.

17.      STOCK BASED COMPENSATION EXPENSE (cont'd....)

         Following is a summary of the status of the plan during 1999 and 1998:

         =============================================================================================================

                                                                                                          Weighted
                                                                                                           Average
                                                                                            Number        Exercise
                                                                                         of Shares           Price
         -------------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1997 and 1998                                              -          $   -

             Granted                                                                      1,113,750        $ 3.74
             Forfeited                                                                          -          $   -
             Exercised                                                                          -          $   -
                                                                                          ---------
         Outstanding at August 31, 1999                                                   1,113,750        $ 3.74
         =============================================================================================================

         Following is a summary of the status of options outstanding at December 31, 1999:

         =============================================================================================================
                                                        Outstanding Options                 Exercisable Options
                                           --------------------------------------------  -----------------------------
                                                            Weighted
                                                             Average        Weighted                         Weighted
                                                           Remaining         Average                          Average
                                                         Contractual        Exercise                         Exercise
         Exercise Price                         Number          Life           Price          Number            Price
         -------------------------------------------------------------------------------------------------------------

         $4.00                                 863,750          1.77           $4.00         427,815           $ 4.00

         $2.85                                 250,000          2.92           $2.85              -            $ 2.85
         =============================================================================================================

17.      STOCK BASED COMPENSATION EXPENSE (cont'd....)

         COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no compensation cost incurred based on options granted in 1999. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

         =============================================================================================================

                                                                                                1999           1998
         -------------------------------------------------------------------------------------------------------------
         NET LOSS
             As reported                                                                $ (2,367,467)     $       -
                                                                                      ================================

             Pro forma                                                                  $ (2,371,741)     $       -
                                                                                      ================================

         BASIC AND DILUTED LOSS PER SHARE

         BASIC AND DILUTED LOSS PER SHARE
             As reported before extraordinary gain                                      $      (0.38)     $       -
             As reported extraordinary gain                                                     0.01              -
                                                                                      --------------      ------------

             As reported                                                                $      (0.37)     $       -
                                                                                      ================================

             Pro forma before extraordinary gain                                        $      (0.39)     $       -
             Pro forma extraordinary gain                                                       0.01              -
                                                                                      --------------      ------------

             Pro forma                                                                  $      (0.38)     $       -
         =============================================================================================================

         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

         =============================================================================================================

                                                                                                       1999     1998
         -------------------------------------------------------------------------------------------------------------

         Risk-free interest rate                                                                      5.64%       -
         Expected life of the options                                                                1 year       -
         Expected volatility                                                                           235%       -
         Expected dividend yield                                                                       -          -
         =============================================================================================================

18.      RELATED PARTY TRANSACTIONS

         The following related party transactions occurred during the year ended December 31, 1999:

         a) The Company issued 200,000 shares of common stock of the Company at a deemed value of $56,000 to a director of the Company as an employment bonus.

         b) The Company paid $160,000 in consulting fees to a company with a director in common.

19.      SUBSEQUENT EVENT

         Subsequent to December 31, 1999, the Company entered into a Letter of Intent Agreement to acquire all of the issued and outstanding shares of Ezbid Inc. by issuing 5,734,895 shares of common stock of the Company. The transaction is subject to, among other things, the execution of a definite purchase agreement, due diligence and completion of a $6,000,000 financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 30, 1999, the Issuer's former auditor, Barry L. Friedman, was asked to resign to permit the appointment of Davidson & Company as auditors.

         Mr. Friedman's report on the financial statements of the Company for both of the past two fiscal years contained no adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants of the Company was recommended and approved by the Company's board of directors. There were no disagreements with Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the names and ages of the current directors, executive officers and key employees of the Company and the principal offices and positions with the Company held by each person. The Board of Directors currently consists of two directors.

                   Name                          Age                           Position
Tim Black                                        31        President/CEO, Secretary and Director
Tim Mendenhall                                   27        Vice-President and Director
Alan Gerson                                      53        Director

         The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. There are no family relationships between any executive officer or director of the Company.

         Mr. Tim Black, Mr. Jeff Mendenhall and Mr. Alan Gerson are the directors of the Company. Messrs. Black, Mendenhall and Gerson have been directors of the Company since May 28, 1999. Mr. Tim Black holds offices of president, secretary and treasurer.

         Messrs. Black, Mendenhall and Gerson hold no other directorships in any other reporting companies. The following are descriptions of Messrs. Black, Mendenhall and Gerson's business experience for the past five years.

TIM BLACK

         Timothy J. Black founded Interactive Auction Online (IAO) in February of 1997. Prior to forming IAO, Mr. Black headed the Materials department of Midisoft Corporation (OTCBB:MIDI) located in Issaquah, Washington. While with Midisoft, Mr. Black's team was responsible for the procurement, planning, scheduling and implementation of the entire Midisoft software and hardware product base. Before joining Midisoft, he was a Senior Purchasing Agent for software giant Attachmate Corporation, located in Bellevue, Washington.

         Since the formation of IAO, Mr. Black has been responsible for the development, planning and execution of all major aspects of the business, including supplier negotiation, product planning and development, Internet marketing, and strategic alliance positioning. In May of 1999, IAO changed its name to Bidhit.com (http://www.Bidhit.com). Mr. Black has stayed on as President and CEO, and is overseeing the operations and further growth of the company.

         Mr. Black has over 10 years experience in the high tech field, including over two years in Internet retail auction sales with IAO. In addition, his career has included extensive working knowledge of computer systems, hardware, software and consumer electronics. He is a Certified Purchasing Manager (CPM) and has held a membership with the National Association of Purchasing Management (NAPM).

JEFF MENDENHALL

         Jeffrey Mendenhall has an extensive career in the Information Technology field, starting with US West Corporation. As an Information Technology Learning Systems Coordinator at US West, he supported a 25 employee team of Software Training Brokers. In 1995, Mr. Mendenhall continued his career at Microsoft's global headquarters in Redmond, Washington. Starting in Microsoft's Internet Technology Group as a Network Engineer, Mr. Mendenhall advanced to a lead position in Microsoft's worldwide data center. He was responsible for training and leading a team of System Engineers, while supporting, testing, consulting and documenting Microsoft's Intranet software and database client/server hardware standards.

         Subsequently, Mr. Mendenhall consulted for two years as an industry certified Computer Systems Engineer in Microsoft's Personal Business Systems Training group. He was solely responsible for six state-of-the-art-training labs, while testing and auditing of all Microsoft's MOC Courseware before final release. Mr. Mendenhall continued to consult to Microsoft on new technologies and train key employees on the internal infrastructures and new business practices of the company until joining Bidhit.

         Mr. Mendenhall joined Bidhit.com in June of 1999 as Vice President and Director of Vendor Relations. Bringing his vast knowledge and technical expertise, Mr. Mendenhall is responsible for strengthening the strategic alliances Bidhit.com has in place, as well as forging new partnerships and creating new revenue models to help propel Bidhit.com into an industry leader.

ALAN GERSON

         Alan Gerson has had a long and prestigious career in broadcast television, interactive cable, Internet advertising and direct marketing, and Internet services. Trained as a communications attorney, he spent almost nineteen years at NBC, where he was responsible for Program Standards and Broadcast Administration, as well as for interactive programming and promotions. He left NBC to become the Executive Vice-President of the Home Shopping network, Inc. ("HSN"), and President of its Diversified Marketing and Media Services Division. After leaving HSN in 1994, he formed Gerson and Associates, a private consulting business specializing in transactional television and interactive marketing. In 1995 he joined Ticketmaster, Inc., one of his consulting clients, as Senior Vice President, Television and Business Development. In 1996, Mr. Gerson made the move to the Internet business full time as President, Marketing Products Group for SOFTBANK Interactive Marketing, where he designed the SOFTBANK Advertising Network and Internet-based direct marketing programs. After leaving SOFTBANK in 1997, Mr. Gerson served as President and CEO of WorldSite Networks, Inc., an Internet business solutions provider in Beverly Hills, California, under an executive consulting arrangement.

         Mr. Gerson is currently the president of, and a principal in, Interactive Marketing, Inc. IMI is a leading interactive promotional marketing and consulting firm serving interactive and broadband media clients. IMI offers strategic and tactical consulting services in a variety of areas including marketing and promotions, electronic commerce, Internet advertising and Internet and broadband business development strategies.

         Mr. Gerson is a recognized expert in electronic commerce and interactive marketing and has been a frequent speaker and panellist at Industry seminars and convocations. He has consulted for some of the world's leading media, interactive marketing and electronic commerce companies, including Apple Computer, Pro Seiben Television GmbH, Transactional Media Inc., Ticketmaster Corp., EDS, the Times Mirror Company, Home Order Television (Germany's first 24 hour a day Home Shopping Network), and Redgate Communications, Inc.

         Interactive Marketing Inc., Mr. Gerson's company, provides strategic marketing consulting services to Bidhit under a long-term agreement.

SIGNIFICANT EMPLOYEES

         The Company has ten full time employees. Mr. Tim Black is President/CEO of the Company and Mr. Jeff Mendenhall is Vice President. Additionally, the Company employs one human resources person, two administrative assistants, two customer care representatives, one data entry specialist and one accounting person. All employees work for the Company on a full time basis.

         There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

         No bankruptcy petition has been filed by or against any business of which Tim Black, Jeff Mendenhall and Alan Gerson were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

         Tim Black, Jeff Mendenhall and Alan Gerson have never been convicted in a criminal proceeding and are not subject to a pending criminal proceeding.

         Tim Black, Jeff Mendenhall and Alan Gerson have never been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

         Tim Black, Jeff Mendenhall and Alan Gerson have never been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during fiscal year 1999, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each person who served as Chief Executive Officer during 1999. No other executive officer earned more than $100,000 in salary and bonuses in 1999.

     Name and Principal Position        Year    Salary ($)  Bonus ($)     Other Annual         Long Term          All Other
                                                                          Compensation        Compensation      Compensation
                                                                                                 Awards              ($)
-----------------------------------------------------------------------------------------------------------------------------
Timothy Black                           1999     $48,000       $0              $0                 (1)
   President/CEO

(1) Mr. Tim Black is a party to an Employment and Services Agreements dated May 20, 1999 (the "Agreement"). Under the Agreement, Mr. Black is granted options to acquire 277,875 common shares of the Company at $4.00 per share with 25% of the total options vesting at the end of the third, sixth, ninth and twelfth months of the first year of the Agreement.

EMPLOYMENT AGREEMENTS

         Effective May 20, 1999, the Company entered into employment agreements with Mr. Black and Mr. Mendenhall to serve as President/CEO and Vice President, respectively, of the Company. The employment agreements run through June 1, 2001 (with a renewal option for (1) year at the sole discretion of the Company) and provide for: (1) a monthly base salary of $4,000 per month, subject to renegotiation upon the earlier of the 12th month of the term of the agreement of the closing of a secondary financing by the Company, and (2) stock options to acquire up to 277,875 common shares of the Company at a price of $4.00 per share with 25% of the total options vesting at the end of the third, sixth, ninth and twelfth month of the term of the agreement. In addition, Mr. Mendenhall's agreement provides for: (1) a signing bonus of $5,000, (2) 400,000 common shares of the Company which are to be given to Mr. Mendenhall at the rate of 100,000 shares at the end of the third, sixth, ninth and twelfth months of the term of the agreement, and (3) enrollment in a medical benefits plan to be determined by the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                         Number of   Percent of total
                        Securities     options/SARs
                        Underlying      granted to
                       Options/SARs    employees in    Exercise or
   Name                 granted(#)      fiscal year     base price       Expiration Date
Tim Black                277,875            49%             $4.00           06/01/2001
Jeff Mendenhall          277,875            49%              4.00           06/01/2001


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Company; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of March 30, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Company has been provided such information by its directors, nominees for directors, and executive officers.

Name (and Address of 5%                                         Common Shares
Holder) or Identity of Group                                    Beneficially                               Percent of
----------------------------                                      Owned(1)                                  Class(2)
                                                                  --------                                  --------

Tim Black, President/CEO                                      1,204,125(3)                                   10.0%
     Suite 204
     18702 North Creek Parkway
     Bothell, Washington 98011

Jeff Mendenhall                                                 677,875(4)(5)                                 5.6%
       12221 - 100th Avenue NE
       Kirkland, Washington 98011

Alan Gerson                                                     300,000(6)                                    2.5%
       Suite 360
       225 South Sepulveda Blvd.
       Manhattan Beach, California 90266

All Directors and Executive                                   2,182,000(7)                                   17.1%
 Officers as a Group (3 persons)

New Media Enterprises                                           600,000                                       5.1%
Palm Chambers
Box 119 Road
Town Tortola

(1) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(2) Based on 11,758,893 shares of Common Stock issued and outstanding as of March 30, 2000.

(3) Includes stock options to purchase 277,875 shares of common stock, which stock options are exercisable or will be exercisable within 60 days of the date hereof.

(4) Includes stock options to purchase 277,875 shares of common stock, which stock options are exercisable or will be exercisable within 60 days of the date hereof.

(5) Includes 100,000 shares of common stock Mr. Mendenhall is entitled to under the terms of the Employment Agreement entered into with the Company; Mr. Mendenhall will be entitled to receive all such shares owing under the Agreement within 60 days of the date hereof.

(6) Includes stock options to purchase 300,000 shares of common stock, which stock options are exercisable or will be exercisable within 60 days of the date hereof.

(7) Consists of Messrs. Black, Mendenhall, and Gerson. Also includes stock options to purchase 855,750 shares of common stock held by the executive officers and directors as a group, which stock options are exercisable within 60 days of the date hereof, and the 100,000 shares given to Mr. Mendenhall under the terms of the Employment Agreement between him and the Company, all of which Mr. Mendenhall will be entitled to receive within 60 days of the date hereof.

         There are no arrangements in place which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Under share exchange agreement dated May 19, 1999, Mr. Tim Black, President and Director of the Company sold 100% of his interest in Bidhit.com, Inc. (Washington) to the Company in exchange for 926,250 common shares of the Company and $300,000 in cash. The Company's wholly owned subsidiary, Bidhit.com, Inc. (Washington), owns 100% of the assets and liabilities of Interactive Auction Online, a sole proprietorship, which developed the online auction business currently operated by the Company.

         Mr. Tim Black is the promoter of the Company. During the past five years, Mr. Tim Black has received only the common shares of the Company and cash described in the paragraph above.

         Mr. Alan Gerson's company Interactive Marketing, Inc. provides strategic marketing consulting services to the Company under a long-term agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

Exhibit
Number                                     Description
------     --------------------------------------------------------------------------------------------------------------

3.1        Articles of Incorporation filed October 13, 1995, and amendments thereto filed January 5, 1998 and May 7,
           1999, as filed in the Company's Form 10-SB (file no. 000-27685) incorporated herein by reference.

3.3        Bylaws (and the amendment thereto dated January 17, 1997) as filed in the Company's Form 10-SB (file
           no. 000-27685) incorporated herein by reference.

10.1       Share Exchange Agreement dated May 19, 1999 among Bidhit.com, Inc. (Washington), Bidhit.com, Inc.
           (Nevada) and Tim Black as filed in the Company's Form 10-SB (file no. 000-27685) incorporated herein by reference.

10.2       Employment Agreement with Tim Black dated May 20, 1999 as filed in the Company's Form 10-SB (file no.
           000-27685) incorporated herein by reference.

10.3       Employment Agreement with Jeff Mendenhall, dated May 20, 1999 as filed in the Company's Form 10-SB
           (file no. 000-27685) incorporated herein by reference.

27         Financial Data Schedule


(B)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2000.

                                   BIDHIT.COM, INC.

                                   By:     /s/ Timothy Black
                                          --------------------------------------
                                          Timothy Black
                                          President and Chief Executive Officer
                                          (Principal Executive, Financial
                                          and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2000.

                     Signature                                                      Title
                     ---------                                                      -----

/s/ Timothy Black
------------------------------------                          President, Chief Executive Officer and Director
Timothy Black                                                 (Principal Executive, Financial and Accounting
                                                              Officer)

/s/ Jeff Mendenhall
------------------------------------                          Vice-President and Director
Jeff Mendenhall

/s/ Alan Gerson
------------------------------------                          Director
Alan Gerson