Form 10QSB
period 2000-03-31
BIDHIT COM INC
filed 2000-05-22
CIK 1087356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
/X/ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

/ / Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

                                BIDHIT.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                        Commission file number: 000-27685

                NEVADA                              91-1973193
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

        SUITE 204, 18702 NORTH CREEK PARKWAY, BOTHELL, WASHINGTON 98011
                    (Address of principal executive offices)

                                 (425) 424-3660
                           (Issuer's telephone number)
                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000 the Registrant had 18,678,931 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes / /  No /X/

                                BIDHIT.COM, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

Index                                                                                                              Page Number

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Balance Sheet at March 31, 2000 and December 31, 1999                                       2

              Consolidated Statements of Operations for the three month periods                                        3
              ended March 31, 2000 and March 31, 1999

              Consolidated Statements of Cash Flows for the three month periods                                        4
              ended March 31, 2000 and March 31, 1999

              Notes to Unaudited Consolidated Financial Statements                                                     5

Item 2.       Management's Discussion and Analysis                                                                    15

PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                       20

Item 2.       Changes in Securities                                                                                   20

Item 3.       Defaults Upon Senior Securities                                                                         21

Item 4.       Submission of Matters to a Vote of Security Holders                                                     21

Item 5.       Other Information                                                                                       21

Item 6.       Exhibits and Reports on Form 8-K                                                                        21

SIGNATURE

EXHIBIT INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet at March 31, 2000 and December 31, 1999

Consolidated Statements of Operations for the three month periods ended March 31, 2000 and March 31, 1999

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999

Notes to Unaudited Consolidated Financial Statements

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

=====================================================================================================================
                                                                                   March 31,          December 31,
                                                                                       2000                  1999
---------------------------------------------------------------------------------------------------------------------


ASSETS

CURRENT
  Cash and cash equivalents (Note 2)                                           $     1,669,070       $     2,534,434
  Accounts receivable                                                                   13,258                12,110
  Prepaid expenses (Note 3)                                                          2,061,529               350,571
                                                                               ---------------       ---------------

  Total current assets                                                               3,743,857             2,897,115

PREPAID EXPENSES (Note 3)                                                            2,433,653               666,165

CAPITAL ASSETS (Note 6)                                                                 56,331                31,488

DOMAIN NAME RIGHTS (Note 7)                                                            509,819               523,778

SOFTWARE DEVELOPMENT COSTS (Note 8)                                                      9,750                11,841
                                                                               ---------------       ---------------

TOTAL ASSETS                                                                   $     6,753,410       $     4,130,387
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                     $        74,905       $       189,094
                                                                               ---------------       ---------------


STOCKHOLDERS' EQUITY (Note 9)
  Common stock
     Authorized
       50,000,000 common shares with a par value of $0.001
     Issued and outstanding
       March 31, 2000 - 12,844,036 common shares
       December 31, 1999 - 11,658,893 common shares                                     12,844                11,659
  Additional paid-in capital                                                        10,411,307             6,325,101
  Deficit accumulated during the development stage                                  (3,662,646)           (2,312,467)
  Deficit                                                                              (83,000)              (83,000)
                                                                               ---------------       ---------------

  Total stockholders' equity                                                         6,678,505             3,941,293
                                                                               ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     6,753,410       $     4,130,387
=====================================================================================================================

         The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

=====================================================================================================================



                                                                                        Three Month      Three Month
                                                                                       Period Ended     Period Ended
                                                                                          March 31,        March 31,
                                                                                               2000             1999
---------------------------------------------------------------------------------------------------------------------



REVENUE
    Sales commissions                                                               $         3,617  $            -
                                                                                    ---------------  ---------------

OPERATING EXPENSES
    Amortization                                                                             16,050               -
    Bad debt (Note 4)                                                                            -            70,000
    Consulting fees                                                                         619,391               -
    Depreciation                                                                              1,794               -
    Director's fees                                                                              -             5,000
    Insurance                                                                                 5,487               -
    Listing and filing fees                                                                      -                -
    Marketing materials                                                                     231,683               -
    Office and administration                                                                17,927               -
    Press release and shareholder information                                                18,098               -
    Professional fees                                                                       151,934           24,500
    Rent                                                                                     15,032               -
    Repairs and maintenance                                                                   1,135               -
    Salaries and bonuses                                                                    151,471               -
    Telephone                                                                                 3,318               -
    Travel and promotion                                                                     42,841               -
    Website/internet fees                                                                    94,720               -
                                                                                    ---------------  ---------------

                                                                                         (1,370,881)         (99,500)
                                                                                    ---------------  ---------------
                                                                                         (1,367,264)         (99,500)

OTHER ITEM
    Interest income                                                                          17,085               -
                                                                                    ---------------  ---------------

LOSS BEFORE EXTRAORDINARY ITEM                                                           (1,350,179)         (99,500)

EXTRAORDINARY ITEM
    Gain on forgiveness of debt (net of tax) (Note 5)                                            -            44,500
                                                                                    ---------------  ----------------

LOSS FOR THE PERIOD                                                                 $    (1,350,179) $       (55,000)
=====================================================================================================================

BASIC AND DILUTED LOSS PER SHARE BEFORE EXTRAORDINARY ITEM                          $        (0.12)  $        (0.80)
EXTRAORDINARY ITEM                                                                               -             0.36
                                                                                    ---------------  ---------------

BASIC AND DILUTED LOSS PER SHARE                                                    $        (0.12)  $        (0.44)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                            11,687,301          125,000
=====================================================================================================================

         The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

=====================================================================================================================



                                                                                        Three Month      Three Month
                                                                                       Period Ended     Period Ended
                                                                                          March 31,        March 31,
                                                                                               2000             1999
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                             $    (1,350,179) $       (55,000)
    Items not affecting cash:
       Depreciation and amortization                                                         17,844               -
       Common stock issued for financial services                                           181,355               -
       Common stock issued as an employment bonus                                            28,000               -
       Warrants issued for financial advisory services                                      270,142               -
       Stock options granted for financial advisory services                                107,894               -
       Bad debt                                                                                  -            70,000
       Gain on forgiveness of debt                                                               -           (44,500)

    Changes in non-cash working capital items:
       Increase in prepaid expenses                                                          39,042               -
       Increase in accounts receivable                                                       (1,148)              -
       Decrease in due to shareholder                                                            -                -
       Increase (decrease) in accounts payable and accrued liabilities                     (114,189)              -
                                                                                    ---------------  ---------------

    Net cash used in operating activities                                                  (821,239)         (29,500)
                                                                                    ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash acquired on acquisition of subsidiary                                               -                -
    Capital assets                                                                          (26,637)              -
    Domain name rights                                                                           -                -
    Software development costs                                                                   -                -
    Prepaid expenses                                                                        (17,488)              -
                                                                                    ---------------  ---------------

    Net cash used in investing activities                                                   (44,125)              -
                                                                                    ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                     -            55,000
    Note payable                                                                                 -           (25,500)
                                                                                    ---------------  ---------------

    Net cash provided by financing activities                                                    -            29,500
                                                                                    ---------------  ---------------

INCREASE IN CASH AND CASH EQUIVALENTS POSITION FOR THE PERIOD                              (865,364)              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,534,434               -
                                                                                    ---------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     1,669,070  $            -
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 12)

         The accompanying notes are an integral part of these consolidated financial statements.

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000

===============================================================================


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

         The Company is an online auction company which specializes in auctioning name brand consumer electronics from manufacturers to consumers.

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at March 31, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         CASH AND CASH EQUIVALENTS

         The Company considers all investments with a maturity of three months or less to be cash equivalents.

         The Company is required to maintain an irrevocable standby letter of credit with a bank under the terms of a lease agreement. At March 31, 2000, $338,268 of cash is restricted for that purpose.

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

         REVENUE RECOGNITION

         The Company recognizes sales commission revenues as items are sold on its internet site and as collection of these amounts is reasonably assured.

         ADVERTISING COSTS

         The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

         DOMAIN NAME RIGHTS

         The costs of domain name rights are amortized over 10 years from the date of commencement of operations.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2000.

3.       PREPAID EXPENSES

         ===========================================================================================================

                                                                                       March 31,        December 31,
                                                                                            2000                1999
         -----------------------------------------------------------------------------------------------------------

         Prepaid advertising                                                  $     4,061,748    $       999,248
         Prepaid financial advisory services                                          350,000                  -
         Prepaid - other                                                               83,434             17,488
                                                                              ---------------    ---------------

                                                                                    4,495,182          1,016,736


         Less:  current portion                                                    (2,061,529)          (350,571)
                                                                              ---------------    ---------------

                                                                              $      2,433,653   $       666,165
         ===========================================================================================================

         Pursuant to an agreement during fiscal 1999 with Hollinger International, Inc. ("Hollinger"), the Company issued 363,363 shares of common stock in exchange for $1,000,000 in advertising media availabilities in Hollinger print media. During the period, the Company issued an additional 600,000 shares in exchange for $2,100,000 in advertising media availabilities. This media will be made available to the Company on an as ordered basis for a period of 3 years. These costs will be expensed as the Company orders advertising from Hollinger. In addition, the Company issued 300,000 shares of the Company at a deemed value of $1,050,000, of which $87,500 was expensed during the period, in exchange for a non-exclusive use of content in Hollinger publications and a pilot project for a one year period.

         Pursuant to an agreement with Ravelston Holdings, Inc. ("Ravelston"), the Company issued 100,000 shares of common stock at a deemed value of $350,000, in consideration for Ravelston extending the financial advisory and consulting services it provides to the Company until January 1, 2002.

4.       NOTE RECEIVABLE

         On March 17, 1997, the Company received $70,000 from Ardrail Services Ltd., as part of a note agreement between the Company and Peat Moss International Ltd. ("PMI"). These funds were advanced to PMI as bridge financing prior to completion of a merger. The merger was subsequently not completed and the funds remained outstanding as a note receivable. Continued communications and correspondence with PMI indicate that the note would not be repaid. The Company made every effort to collect the note and deemed the note to be uncollectible. During the period ended March 31, 1999, a loss has been recorded for the full amount of the note receivable.

5.       NOTE PAYABLE

         The Company was liable for $70,000 payable to Ardrail Services Ltd., for the funds advanced for the loan receivable mentioned in Note 4. During the period ended March 31, 1999, the Company repaid $25,500 to Ardrail Services Ltd. as settlement of the outstanding payable. Repayment of the balance of the loan payable was forgiven creating a gain on forgiveness of debt in the amount of $44,500.

6.       CAPITAL ASSETS

         ===========================================================================================================

                                                                                              Net Book Value
                                                                                      ------------------------------
                                                                          Accumulated      March 31,    December 31,
                                                             Cost        Depreciation           2000            1999
         -----------------------------------------------------------------------------------------------------------

         Office furniture and equipment           $        60,065 $         3,734     $       56,331 $        31,488
         ===========================================================================================================


7.       DOMAIN NAME RIGHTS

         ===========================================================================================================

                                                                                              Net Book Value
                                                                                      ------------------------------
                                                                          Accumulated       March 31,   December 31,
         Domain name                                         Cost        Amortization            2000           1999
         -----------------------------------------------------------------------------------------------------------

         Bidhit.com                               $       558,350 $        48,531     $       509,819 $      523,778
         ===========================================================================================================


8.       SOFTWARE DEVELOPMENT COSTS

         Software development costs of $9,750 (net of amortization cost of $6,520) (December 31, 1999 - $11,841) represent amounts incurred to develop the Company's portal website.


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

9.       STOCKHOLDERS' EQUITY (cont'd.....)

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

         The Company issued 300,000 shares of common stock at a deemed value of $84,000 as an employment bonus and 391,923 shares of common stock at a deemed value of $1,161,646 for financial advisory and consulting services.

         The Company issued 1,263,363 shares of common stock at a deemed value of $4,149,248 for prepaid contract advertising.

         The Company issued 100,000 shares of common stock at a deemed value of $350,000 for prepaid financial advisory services.

10.      BUSINESS COMBINATION

         Pursuant to a share exchange agreement on May 19, 1999, the Company purchased all of the issued and outstanding shares of BHcW in consideration for $300,000 in cash and 926,250 common shares of the Company at a deemed value of $259,350.

         The total purchase price of $559,350 has been allocated as follows:

          Cash                                                                               $       1,655
          Accounts receivable                                                                        3,274
          Capital assets                                                                               780
          Domain name                                                                              558,350
          Accounts payable and accrued liabilities                                                    (110)
          Loan payable, shareholder                                                                 (4,599)
                                                                                             --------------

                                                                                             $     559,350
                                                                                             =============

         The 926,250 common shares were deemed to have a value of $0.28 per share, based on the closing market value quotation of the shares on the date of acquisition.

11.  INCOME TAXES

         The Company's total deferred tax asset is as follows:

          ==========================================================================================================

                                                                                         March 31,      December 31,
                                                                                              2000              1999
          ----------------------------------------------------------------------------------------------------------

          Tax benefit relating to net operating loss carryforwards             $     1,190,000     $       714,000
          Valuation allowance                                                       (1,190,000)           (714,000)
                                                                               ----------------    ----------------

                                                                               $            -      $           -
          ==========================================================================================================

         The Company has a net operating loss carryforward of approximately $3,500,000 which expires between the years 2002 and 2006. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

          ==========================================================================================================

                                                                       From Start of
                                                                         Development
                                                                           on May 1,
                                                                                1999
                                                                        to March 31,     March 31,         March 31,
                                                                                2000          2000              1999

          ----------------------------------------------------------------------------------------------------------

          Cash paid for income taxes                             $           -       $         -   $           -
          Cash paid for interest                                             -                 -               -
          ====================================================== =================== ============= =================

         The following non-cash operating, investing and financing transactions occurred during the three month period ended March 31, 2000:

         a) The Company issued 100,000 shares of common stock at a deemed value of $28,000 as an employment bonus.

         b) The Company issued 85,143 shares of common stock at a deemed value of $181,355 for financial advisory and consulting services.

         c) The Company issued 900,000 shares of common stock at a deemed value of $3,150,000 for prepayment of contract advertising.

         d) The Company issued 100,000 shares of common stock at a deemed value of $350,000 for prepayment of financial advisory services.

         e) The Company granted 65,143 broker warrants at a deemed value of $270,142 for financial advisory services (Note 13).

         f) The Company recorded an amount of $107,894 for financial advisory services, relating to previously granted stock options which vested during the period.

         There were no non-cash operating, investing and financing transactions during the three month period ended March 31, 1999.

         The following non-cash operating, investing and financing transactions for the period from start of development stage on May 1, 1999 to March 31, 2000:

         a) The Company acquired BHcW for a purchase price of $559,350, of which $300,000 was paid in cash and 926,250 common shares were issued at a deemed value of $259,350.

12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd.....)

         b) The Company issued 391,923 shares of common stock at a deemed value of $1,161,646 for financial advisory and consulting services.

         c) The Company issued 300,000 shares of common stock at a deemed value of $84,000 as an employment bonus.

         d) The Company issued 1,263,363 shares of common stock at a deemed value of $4,149,248 for prepayment of contract advertising.

         e) The Company issued 100,000 shares of common stock at a deemed value of $350,000 for prepayment of financial advisory services.

         f) The Company granted 101,923 broker warrants at a deemed value of $429,013 for financial advisory services (Note 13).

         g) The Company recorded an amount of $107,894 for financial advisory services, relating to previously granted stock options which vested during the period.

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

15.      SHARE PURCHASE WARRANTS

         As at March 31, 2000, the following share purchase warrants were outstanding;

=====================================================================================================================

                              Number            Exercise
                           of Shares               Price                       Expiry Date

---------------------------------------------------------------------------------------------------------------------

                              36,780             $  3.00                       December 7, 2001
                              65,143                3.50                       March 2, 2002
=====================================================================================================================

16.      STOCK OPTIONS

         As at March 31, 2000, the following stock options were outstanding:

=====================================================================================================================

                              Number                 Exercise
                           of Shares                    Price                 Expiry Date
---------------------------------------------------------------------------------------------------------------------

                             555,750                   $ 4.00                 June 1, 2001
                             300,000                     4.00                 June 1, 2002
                               8,000                     4.00                 October 21, 2001
                             250,000                     2.85                 December 1, 2002
                             200,000                     4.00                 December 1, 2002
=====================================================================================================================


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

         Following is a summary of the status of the plan during 2000:

--------------------------------------------------------------------------------------------------------------------

                                                                                                           Weighted
                                                                                                            Average
                                                                                            Number         Exercise
                                                                                         of Shares            Price
--------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1999                                                      1,113,750     $         3.74

    Granted                                                                             200,000               4.00
    Forfeited                                                                                -                  -
    Exercised                                                                                -                  -
                                                                                  -------------     -------------

Outstanding at March 31, 2000                                                         1,313,750     $         3.78
====================================================================================================================

Weighted average fair value of options granted during the period                                    $         4.66
====================================================================================================================


         Following is a summary of the status of the options outstanding at March 31, 2000:

=====================================================================================================================

                                             Outstanding Options                          Exercisable Options
                                   -------------------------------------          -----------------------------------

                                                 Weighted
                                                   Average       Weighted                                   Weighted
                                                 Remaining        Average                                    Average
                                               Contractual       Exercise                                   Exercise
---------------------------------------------------------------------------------------------------------------------


                                   -------------------------------------          -----------------------------------
Exercise Price                       Number           Life          Price            Number                    Price
---------------------------------------------------------------------------------------------------------------------

$ 4.00                            1,063,750          1.71         $  4.00           641,723        $  4.00
   2.85                             250,000          2.67            2.85            31,250           2.85
=====================================================================================================================

17.      STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no compensation cost incurred based on options granted in 1999 and 2000. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

====================================================================================================================

                                                                      From Start of
                                                                        Development
                                                                           Stage on
                                                                             May 1,
                                                                               1999
                                                                       to March 31,      March 31,       March 31,
                                                                               2000           2000            1999

--------------------------------------------------------------------------------------------------------------------

NET LOSS

    As reported                                                       $  (3,662,646) $  (1,350,179)  $     (55,000)
                                                                      ==============================================

    Pro forma                                                         $  (3,669,057) $  (1,352,316)  $     (55,000)
                                                                      ==============================================

BASIC AND DILUTED LOSS PER SHARE

    As reported                                                       $          -   $       (0.12)  $       (0.44)
                                                                      ==============================================

    Pro forma                                                         $          -   $       (0.12)  $       (0.44)
====================================================================================================================


         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

====================================================================================================================

                                                                                               2000            1999
--------------------------------------------------------------------------------------------------------------------

Risk-free interest rate                                                                       5.63            -
Expected life of the options                                                             1.5 years            -
Expected volatility                                                                           197%            -
Expected dividend yield                                                                       -               -
====================================================================================================================


18.      RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties during the three month period ended March 31, 2000:

         a) The Company issued 100,000 shares of common stock of the Company at a deemed value of $28,000 to a director of the Company as an employment bonus.

         b) The Company paid $105,000 in consulting fees to a company with a director in common.

         There were no related party transaction for the three month period ended March 31, 1999.

19.      COMMITMENT

         The Company has a lease commitment of $19,256 per month, covering office space, which expires on May 31, 2007. Future minimum lease payments would be as follows:

             June 1, 2000 - December 31, 2000                $        134,790
             January 1, 2001 - December 31, 2006                      231,068
             January 1, 2007 -May 31, 2007                             96,278


20.      SUBSEQUENT EVENTS

         The following transactions occurred subsequent to March 31, 2000:

         a) The Company issued 100,000 shares of common stock pursuant to a private placement financing under Regulation S of the Securities Act of 1933, for total proceeds of $300,000.

         b) On May 12, 2000 the Company closed the acquisition of EZBid, Inc. ("EZBid") pursuant to the terms of an Agreement and Plan of Merger dated April 21, 2000, as amended May 11, 2000. In exchange for all the issued and outstanding shares of EZBid, the Company issued 5,734,895 shares of its common stock to the former shareholders of EZBid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                               BIDHIT.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

STATEMENT OF FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

     The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

         Bidhit.com, Inc. (www.bidhit.com) (the "Company") is an Internet auction and e-commerce company. The Company specializes in online auctions that develop loyal customers, in both the business-to-customer and business-to-business markets. The Company provides its registered users with the opportunity to bid on quality brand name products in such categories as computers and peripherals, camera equipment, sporting goods, household goods, home electronics and sports memorabilia.

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

         Since 1997, Bidhit.com (operating as Bidhit.com, Inc. (Washington) prior to May 1999) has attempted to differentiate itself from its competition by its strong customer care focus. The Company's customer service, certified vendors, extended warranty program, LIVE HELP for customers, and easy to use Web site set it apart from other online auction sites. Bidhit.com is a member in good standing of the Better Business Bureau (BBB) and the BBB Online.

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

         The Company operates an online auction for new and excess branded merchandise, offering closeout and refurbished products to consumers and small to medium-sized businesses. The Company's online auction represents a sales format for users that leverages the interactive nature of the Internet. The Company's Internet auctions feature a rotating selection of brand name computer, consumer electronics and housewares, and sports and recreation products, which typically sell at significant discounts to prices found at traditional retailers.

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

         On May 12, 2000 the Company closed the acquisition of EZBid, Inc. ("EZBid") pursuant to the terms of an Agreement and Plan of Merger dated April 21, 2000, as amended May 11, 2000. In exchange for all the issued and outstanding shares of EZBid, the Company issued 5,734,895 shares of its common stock to the former shareholders of EZBid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         The results for this period discuss the consolidated operating results of the Company for the quarters ending March 31, 2000 and March 31, 1999.

Revenue

         Revenues of $3,617 for the three months ended March 31, 2000 were derived primarily from the sale commissions on products sold on the Company's website. The Company had no revenue for the three months ended March 31, 1999. During 1999, the Company's attentions were primarily focused on implementing management systems and increasing sales and marketing efforts. Sales in the three months ended March 31, 2000 have accordingly increased as a result of last year's stepped-up efforts.

Operating expenses

         The Company's operating expenses consist of marketing and general and administrative expenses. Operating expenses were $1,370,881 and $99,500 for the quarters ended March 31, 2000 and 1999, respectively.

         Professional fees paid to the Company's accountants, attorneys and computer consultants for the quarter ended March 31, 2000 of $151,934 increased $127,434 or 520% from the comparable period in 1999.

         The significant increases in operating expenses for the quarter ended March 31, 2000 from the comparable period in 1999 is attributable to the fact that the Company was not operational during the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and accounts receivable in the aggregate amount of $1,682,328. The Company's primary source of liquidity was cash received through private placements made in connection with the Company's acquisition of Bidhit.com, Inc. (Washington) in May 1999. The Company also received $200,000 in debt financing from Systemax Inc. in connection with the Company's acquisition of EZBid Inc. on May 12, 2000. This indebtedness is secured by substantially all of the assets of EZbid Inc. The Company intends to raise additional capital through the sale of its equity securities or the incurrence of additional indebtedness. There can be no assurance that the Company will successfully raise any equity financing or that other sources of debt financing will be available to the Company if and when needed. The failure of the Company to obtain adequate additional capital may require the Company to postpone some or all of the expansion of its proposed business operations and, potentially, to cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Investment in the shares of our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this registration statement, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

NEED FOR ADDITIONAL FINANCING.

         During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales commissions, and additional equity or debt financing. The Company is currently devoting substantial resources to the development of its website and to the establishment of co-marketing relationships. Substantial additional capital may be required in the future to fund website development and launch cycles. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES.

         Since the Company's inception, it has incurred significant losses and negative cash flow, and as of March 31, 2000, it had an accumulated deficit of $3,662,646. The Company has not achieved profitability and it expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, and operating infrastructure. The Company cannot assure investors that it will ever achieve or sustain profitability or that its operating losses will not increase in the future.

COMPETITION.

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

RELIANCE ON KEY INDIVIDUALS

         The Company is dependent upon the active participation of several key management personnel, including Tim Black, President, CEO, Treasurer and Secretary, and Jeff Mendenhall, Vice President. The Company does not currently maintain key employee insurance policies. The Company will likely need to recruit additional qualified personnel in order to expand according to its business plan. Although the Company is committed to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that the Company will be able to attract such persons or retain any of its key personnel. The failure to attract and retain key personnel could have a material adverse effect on the Company's viability.

RISKS OF LOW-PRICED STOCKS; PENNY STOCK REGULATIONS.

         Common Stock traded on NASD'S "Over-the Counter Bulletin Board," such as the Company's, is subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of purchasers to sell any of the Common Stock acquired in the secondary market.

SHARE PRICE VOLATILITY.

         The trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, the Company's Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           On January 1, 2000 the Company granted options to purchase 200,000 shares of common stock of the Company to Paul Healy in exchange for consulting services at an exercise price of $4.00 per share. Twelve and one-half percent (12.5%) of the shares vest every three months following the date of the option grant, with full vesting on January 1, 2002. The options expire on December 1, 2002.

           On March 17, 2000, the Company issued 100,000 shares of common stock to Jeff Mendenhall at a deemed value of $28,000 as an employment bonus pursuant to the terms of the Employment and Services Agreements dated May 20, 1999 between the Company and Jeff Mendenhall (the "Agreement"). Under the Agreement, Mr. Mendenhall is granted 400,000 common shares of the Company which are to be issued to him at the rate of 100,000 shares at the end of the third, sixth, ninth and twelfth months of the term of the agreement.

           On March 31, 2000 the Company issued 600,000 shares of common stock of the Company to Hollinger International, Inc. ("Hollinger") in exchange for $2,100,000 in advertising media availabilities. This media will be made available to the Company on an as ordered basis for a period of 3 years. In addition, the Company issued 300,000 shares of the Company at a deemed value of $1,050,000, in exchange for a non-exclusive use of content in Hollinger publications and a pilot project for a one year period. The Company also issued 100,000 shares to Hollinger for $3.00 in cash.

           On March 31, 2000, pursuant to an agreement with Salman Partners Inc. ("Salman Partners"), the Company issued 85,143 shares of common stock at a deemed value of $181,355 for financial advisory and consulting services. As additional consideration for the services to be provided to Salman Partners, on March 31, 2000 the Company also granted Salman Partners 65,143 warrants to purchase common stock of the Company at an exercise price of $3.50 per share. The warrants vested immediately upon grant and expire on March 2, 2002.

         On March 31, 2000, pursuant to an agreement with Ravelston Holdings, Inc. ("Ravelston"), the Company issued 100,000 common shares of the Company at a deemed value of $350,000, in consideration for Ravelston extending the financial advisory and consulting services it provides to the Company until January 1, 2002.

         The Company claimed exemption for the above transactions pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit No.                            Description

--------------    -------------------------------------------------------------

3.1* Articles of Incorporation filed October 13, 1995, and amendments thereto filed January 5, 1998 and May 7, 1999, as filed in the Company's Form 10-SB (file no. 000-27685) incorporated herein by reference.

3.2* Bylaws (and the amendment thereto dated January 17, 1997) as filed in the Company's Form 10-SB (file no. 000-27685) incorporated herein by reference.

10.1 Financial Advisory Agreement dated February 28, 2000 between Bidhit.com, Inc. and Salman Partners Inc.

10.2 Advertising Services Agreement dated March 2, 2000 between Bidhit.com, Inc. and Hollinger International Inc.

10.3 Supplemental Advisory and Consulting Agreement dated March 2, 2000 between Bidhit.com, Inc. and The Ravelston Corporation

27.1              Financial Data Schedule.

* Incorporated herein by reference.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIDHIT.COM, INC.

Dated:  May 22, 2000                        By:  /s/ Tim Black
                                               --------------------------------
                                                     Tim Black
                                                     President/Treasurer
                                                     (Principal Executive and
                                                     Financial Officer)