Form 10QSB/A
period 2000-03-31
BIDHIT COM INC
filed 2000-06-02
CIK 1087356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

 (Mark One)
/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 2000

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ________________

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

                                BIDHIT.COM, INC.
                                  FORM 10-QSB/A
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

         The significant increases in operating expenses for the quarter ended March 31, 2000 from the comparable period in 1999 is attributable to the fact that the Company was not operational during the three months ended March 31, 1999.

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

           On March 31, 2000 the Company issued 600,000 shares of common stock of the Company to Hollinger International, Inc. ("Hollinger") in exchange for $2,100,000 in advertising media availabilities. This media will be made available to the Company on an as ordered basis for a period of 3 years. In addition, the Company issued 300,000 shares of the Company at a deemed value of $1,050,000, in exchange for a non-exclusive use of content in Hollinger publications and a pilot project for a one year period. The Company also issued 100,000 shares to Hollinger for $3.00 per share in cash.

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

                                            BIDHIT.COM, INC.

Dated:  June 2, 2000                        By:  /s/ Tim Black
                                               --------------------------------
                                                     Tim Black
                                                     President/Treasurer
                                                     (Principal Executive and
                                                     Financial Officer)