Form 10QSB
period 2000-06-30
BIDHIT COM INC
filed 2000-09-29
CIK 1087356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 (Mark One)

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2000

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

                 8259 122nd Avenue NE Kirkland, Washington 98033
                    (Address of principal executive offices)

                                 (425) 889-9500
                           (Issuer's telephone number)
                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 21, 2000 the Registrant had 18,833,931 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes / /  No /X/

________________________________________________________________________________

                                BIDHIT.COM, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED June 30, 2000


                                                                                   Page
                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at June 30, 2000 and
         And December 31, 1999 .................................................    2

         Consolidated Statements of Operations for the three month and
         six month periods ended June 30, 2000 and June 30, 1999 ...............    3

         Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 2000 and June 30, 1999 ...................    4

         Consolidated Statements of Shareholders' Equity .......................    5

         Notes to Unaudited Consolidated Financial Statements...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................   20

Item 2.  Changes in Securities and Use of Proceeds..............................   20

Item 3.  Defaults Upon Senior Securities........................................   20

Item 4.  Submission of Matters to a Vote of Security Holders....................   20

Item 5.  Other Information......................................................   20

Item 6.  Exhibits and Reports on Form 8-K.......................................   20

SIGNATURE

EXHIBIT INDEX

________________________________________________________________________________

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS




=====================================================================================================================
                                                                                     June 30,           December 31,
                                                                                        2000                    1999
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 2)                                               $ 1,482,962            2,534,434
  Accounts receivable                                                                   26,784               12,110
  Inventory                                                                            155,569                    -
  Prepaid expenses (Note 3)                                                          2,190,487              350,571
                                                                                   -----------          -----------
  Total current assets                                                               3,855,802            2,897,115

PREPAID EXPENSES (Note 3)                                                            2,266,548              666,165

FURNITURE & EQUIPMENT, NET (Note 4)                                                    207,327               31,488

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $371,382 and $34,572.                                                             5,319,925              523,778

SOFTWARE DEVELOPMENT COSTS, NET                                                          7,659               11,841
                                                                                   -----------          -----------

TOTAL ASSETS                                                                       $11,657,261          $ 4,130,387
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $   204,087          $   189,094

  Note Payable, related party (Note 5)                                                 202,416                    -
                                                                                   -----------          -----------
TOTAL LIABILITIES                                                                      406,503              189,094

STOCKHOLDERS' EQUITY
  Common stock
     Authorized
       50,000,000 common shares with a par value of $0.001
     Issued and outstanding
       June 30, 2000 - 18,778,931 common shares
       December 31, 1999 - 11,658,893 common shares                                     18,779               11,659
  Additional paid-in capital                                                        16,460,093            6,325,101
  Deficit accumulated during the development stage                                  (5,145,114)          (2,312,467)
  Deficit                                                                              (83,000)             (83,000)
                                                                                   -----------          -----------

  Total stockholders' equity                                                        11,250,758            3,941,293
                                                                                   -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $11,657,261          $ 4,130,387
=====================================================================================================================

        See accompanying notes to the consolidated financial statements.

________________________________________________________________________________

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


==================================================================================================================================
                                                                                                                     Cumulative
                                                                                                                 amount for the
                                                                                                                    period from
                                             Three Months Ended                   Six Months Ended                 inception on
                                          -----------------------             -----------------------                May 1,1999
                                          June 30,       June 30,             June 30,       June 30,               to June 30,
                                              2000           1999                 2000           1999                      2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUE

    Product sales                      $   178,062    $         -             $   178,062    $         -          $   178,062
    Sales commissions                          823          3,204                   4,440          3,204               22,216
                                       -----------    -----------             -----------    -----------          -----------
TOTAL REVENUES                             178,885          3,204                 182,502          3,204              200,278

COST OF REVENUE                            161,256              -                 161,256              -              161,256

GROSS PROFIT                                17,629          3,204                  21,246          3,204               39,022

OPERATING EXPENSES
    Selling and marketing                  239,220         84,849                 470,903         84,849              933,636
    Bad debt                                     -              -                       -         70,000                    -
    General and administrative             820,342         68,829               1,845,841         98,329            3,716,730
    Engineering and programming             47,086          3,608                 142,941          3,608              146,302
    Depreciation and amortization          406,225          6,318                 424,069          6,318              465,010
                                       -----------    -----------             -----------    -----------          -----------
TOTAL OPERATING EXPENSES                 1,512,873        163,604               2,883,754        263,104            5,261,678

LOSS FROM OPERATIONS                    (1,495,244)      (160,400)             (2,862,508)      (259,900)          (5,222,656)
INTEREST INCOME                             15,192          2,084                  32,277          2,084               79,958
INTEREST EXPENSE                            (2,416)             -                  (2,416)             -               (2,416)
                                       -----------    -----------             -----------    -----------          -----------
LOSS BEFORE INCOME TAXES                (1,482,468)      (158,316)             (2,832,647)      (257,816)          (5,145,114)
INCOME TAXES                                     -              -                       -              -                    -
                                       -----------    -----------             -----------    -----------          -----------
NET LOSS BEFORE EXTRAORDINARY ITEM     $(1,482,468)   $  (158,316)            $(2,832,647)   $  (257,816)          (5,145,114)

EXTRAORDINARY ITEM
     Gain on forgiveness of debt
     (net of tax)                                -              -                       -         44,500                    -
                                       -----------    -----------             -----------    -----------          -----------
NET LOSS                               $(1,482,468)   $  (158,316)            $(2,832,647)   $  (213,316)         $(5,145,114)
                                       ============   ===========             ===========    ===========          ===========

BASIC AND DILUTED LOSS PER SHARE
BEFORE EXTRAORDINARY ITEM              $     (0.09)   $     (0.04)            $     (0.20)   $     (0.13)         $         -
EXTRAORDINARY ITEM                               -              -                       -           0.02                    -
                                       -----------    -----------             -----------    -----------          -----------

BASIC AND DILUTED LOSS PER SHARE       $     (0.09)   $     (0.04)            $     (0.20)   $     (0.11)         $         -
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES       16,031,757      3,776,099              13,852,852      1,960,635                    -
==================================================================================================================================

        See accompanying notes to the consolidated financial statements.

________________________________________________________________________________

                                       4
BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

===========================================================================================================================
                                                                                                                Cumulative
                                                                                                            amount for the
                                                                                                               period from
                                                                            Six Months       Six Months       inception on
                                                                                 Ended            Ended        May 1, 1999
                                                                              June 30,         June 30,        to June 30,
                                                                                  2000             1999               2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                   $ (2,832,647)     $  (213,316)       $(5,145,114)
    Items not affecting cash:
       Depreciation and amortization                                           424,069            6,318            465,010
       Common stock issued for financial services                              181,355                -          1,161,646
       Common stock issued as an employment bonus                               56,000                -            112,000
       Common stock issued for prepaid contract advertising                          -                -            999,248
       Warrants issued for financial advisory services                         270,142                -            429,013
       Stock options granted for financial advisory services                   458,151                -            458,151
       Bad debt                                                                      -           70,000                  -
       Gain on forgiveness of debt                                                   -          (44,500)                 -

    Changes in assets and liabilities:
       (Increase) Decrease in prepaid expenses                                  89,160          (16,919)          (261,411)
       (Increase) Decrease in inventory                                         24,873                -             24,873
       (Increase) Decrease in accounts receivable                               26,321              957             17,485
       Decrease in due to shareholder                                                -           (4,599)            (4,599)
       Increase (Decrease) in accounts payable and accrued liabilities        (212,526)            (110)           (23,542)
       Increase (Decrease) in accrued interest                                   2,416                -              2,416
                                                                          ------------      -----------        -----------

    Net cash used in operating activities                                   (1,512,686)        (202,169)        (1,764,824)
                                                                          ------------      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash acquired on acquisition of subsidiary                              35,657            1,655             37,312
    Capital asset expenditures                                                 (74,443)         (15,704)          (107,091)
    Domain name rights                                                               -         (300,000)          (300,000)
    Software development costs                                                       -          (16,023)           (16,270)
    Prepaid expenses                                                                 -                -           (666,165)
                                                                          ------------      -----------        -----------

    Net cash used in investing activities                                      (38,786)        (330,072)        (1,052,214)
                                                                          ------------      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Due to shareholder                                                               -              258                  -
    Issuance of common stock                                                   300,000        3,855,000          4,100,000
    Proceeds from note payable, related party                                  200,000          (25,500)           200,000
                                                                          ------------      -----------        -----------

    Net cash provided by financing activities                                  500,000        3,829,758          4,300,000
                                                                          ------------      -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD             (1,051,472)       3,297,517          1,482,962

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,534,434                -                  -
                                                                          ------------      -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,482,962      $ 3,297,517        $ 1,482,962
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 8)

         See accompanying notes to the consolidated financial statements.

________________________________________________________________________________

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FROM INCEPTION ON MAY 1, 1999 TO JUNE 30, 2000.
(Unaudited)

===========================================================================================================================
                                                                                Accumulated
                                        Common Stock            Additional        During the                          Total
                                 --------------------------        Paid-in       Development                  Stockholders'
                                 Shares              Amount        Capital            Stage      Deficit             Equity
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          125,000              125         27,875               -       (28,000)              -

     Loss for the year                    -                -              -               -             -               -
                                 ----------         --------    -----------     -----------      --------     -----------
BALANCE, DECEMBER 31, 1998          125,000              125         27,875               -       (28,000)              -

     Common stock issued
       for cash                     137,500              137         54,863               -             -          55,000

     Common stock issued
       for cash                   9,000,000            9,000        891,000               -             -         900,000

     Common stock issued
       for cash                     600,000              600      2,999,400               -             -       3,000,000

     Share issuance costs                 -                -       (100,000)              -             -        (100,000)

     Common stock issued for
       acquisition of
       subsidiary                   926,250              926        258,424               -             -         259,350

     Common stock issued for
       financial advisory and
       consulting services          306,780              307        979,984               -             -         980,291

     Common stock issued as
       an employment bonus          200,000              200         55,800               -             -          56,000

     Common stock issued for
       prepaid contract
       advertising                  363,363              364        998,884               -             -         999,248

     Warrants issued for
       financial advisory
       services                           -                -        158,871               -             -         158,871

     Loss for the year                    -                -              -      (2,312,467)      (55,000)     (2,367,467)
                                 ----------         --------    -----------     -----------      --------     -----------
BALANCE, DECEMBER 31, 1999       11,658,893         $ 11,659    $ 6,325,101     $(2,312,467)     $(83,000)    $ 3,941,293


     Common stock issued as
       an employment bonus          200,000              200         55,800               -             -          56,000

     Common stock issued for
       financial advisory and
       consulting services          100,000              100        349,900               -             -         350,000

     Common stock issued for
       prepaid contract
       advertising                  900,000              900      3,149,100               -             -       3,150,000

     Common stock issued for
       consulting services           85,143               85        181,270               -             -         181,355

     Warrants issued for
       consulting services                -                -        270,142               -             -         270,142

     Stock options issued
       to non-employees
       for services                       -                -        458,151               -             -         458,151

     Common stock issued for
       acquisition of EZBid       5,734,895            5,735      5,370,729               -             -       5,376,464

     Common stock issued for
       cash                         100,000              100        299,900               -             -         300,000

     Loss for the six months
       ending June 30, 2000               -                -              -      (2,832,647)            -      (2,832,647)
                                 ----------         --------    -----------     -----------      --------     -----------
     Balance June 30, 2000       18,778,931         $ 18,779    $16,460,093     $(5,145,114)     $(83,000)    $11,250,758

         See accompanying notes to the consolidated financial statements

________________________________________________________________________________

BIDHIT.COM, INC.
(formerly Third Millennium Software Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

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

         On May 19, 1999, the Company acquired all of the issued and outstanding shares of Bidhit.com, Inc. (Washington)("BHcW"), a Washington corporation.

         On May 12, 2000, the Company acquired EZBid, Inc.("EZBid"), a majority owned subsidiary of Systemax, Inc. (NYSE:SYX). EZBid through its website EZBid.com operated a business-to-consumer interactive online auction site featuring consumer electronics, computer products, home and leisure items, and sporting goods. EZBid focused on high demand products including refurbished and closeout merchandise.

         The Company is an online auction company which also specializes in auctioning name brand consumer goods from manufacturers to consumers.

         INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements of Bidhit.com, Inc. which have been prepared by the Company are unaudited and include in the opinion of management all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2000 and the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's
         1999 Annual Report on Form 10K as filed with the Securities and Exchange Commission.

         The Company has been in the development stage since its inception. It will require additional working capital in order to continue its business plan. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

________________________________________________________________________________

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include Bidhit.com, Inc. (Nevada) and its wholly-owned subsidiary, Bidhit.com, Inc. (Washington), which was incorporated in the state of Washington on May 19, 1999. These consolidated financial statements also include the operations of EZBid from the date of acquisition on May 12, 2000. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

         CASH AND CASH EQUIVALENTS

         The Company is required to maintain an irrevocable standby letter of credit with a bank under the terms of a lease agreement. At June 30, 2000, $338,268 of cash is restricted for that purpose.

         REVENUE RECOGNITION

         The Company sells merchandise purchased from suppliers two ways. The Company either purchases the merchandise for inventory or purchases the merchandise at the time of sale under consignment-type (drop-ship) agreements. For sales of merchandise owned and warehoused, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. For drop-ship sales, the supplier retains physical possession of the merchandise until sale. Upon completion of the auction, the Company purchases the inventory, takes title to the merchandise, charges the customer's credit card, and arranges for the shipment of the merchandise to the customer. In both instances, the Company recognizes revenue when the product has been shipped. The Company also sells merchandise under sales commission arrangements with suppliers. For these types of sales, the Company recognizes sales commission revenues as items are sold on its Internet site and as collection of these amounts is reasonably assured.

         INTANGIBLE ASSETS

         Intangible assets include items such as goodwill of purchased businesses, registered customers and auction site users, and registered domain name rights. All intangible assets are amortized to expense on a straight line basis over three years from the date of acquisition.

         Effective April 1, 2000, the Company revised its estimate of the economic useful life for Domain Name Rights from ten years to three. The net effect of this change was a charge of $113,242 for the six month period ended June 30, 2000.

________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         ADVERTISING

         The company expenses advertising costs as it places advertising in the media.

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with the current year presentation.

         EFFECT OF RECENTLY ANNOUNCED ACCOUNTING STANDARDS

         The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101 ("SAB"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying accepted accounting principles to selected revenue recognition issues. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of fiscal 2000. The Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

         In March 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus of EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion ("APB") No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material affect on its financial position or results of operations.

         In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company does not currently impose separate handling charges on customers and classifies costs incurred in distribution (including costs attributable to receiving, inspecting and warehousing inventories as well as picking and packaging and preparing customer orders for shipment) as cost of sales.

________________________________________________________________________________

3.       PREPAID EXPENSES


==================================================================================================================

                                                                                        June 30,      December 31,
                                                                                            2000              1999

------------------------------------------------------------------------------------------------------------------
         Prepaid advertising                                                    $     4,061,748    $       999,248
         Prepaid financial advisory services                                            350,000                  -
         Prepaid - other                                                                 45,287             17,488
                                                                                ---------------    ---------------

                                                                                      4,457,035          1,016,736

         Less:  current portion                                                      (2,190,487)          (350,571)
                                                                                ---------------    ---------------

                                                                                $     2,266,548    $       666,165
==================================================================================================================


         Pursuant to an agreement during fiscal 1999 with Hollinger International, Inc. ("Hollinger"), the Company issued 363,363 shares of common stock in exchange for $1,000,000 in advertising media availabilities in Hollinger print media. During the first quarter of fiscal 2000, the Company issued an additional 600,000 shares in exchange for $2,100,000 in advertising media availabilities. These costs will be expensed as the Company orders advertising from Hollinger. This media will be made available to the Company on an as ordered basis for a period of three years. In addition, the Company issued 300,000 shares at an estimated value of $1,050,000, in exchange for a non-exclusive use of content in Hollinger publications and a pilot project for a one year period.

         Pursuant to an agreement with Ravelston Holdings, Inc. ("Ravelston"), during the first quarter of fiscal 2000, the Company issued 100,000 shares of common stock at an estimated value of $350,000, in consideration for Ravelston extending the financial advisory and consulting services it provides to the Company through January 1, 2002.

4.       FURNITURE & EQUIPMENT


====================================================================================================================

                                                                                                 Net Book Value
                                                                                          --------------------------
                                                                          Accumulated       June 30,    December 31,
                                                             Cost        Depreciation           2000            1999

--------------------------------------------------------------------------------------------------------------------
         Furniture and equipment                        $ 224,752         $ 17,425           $ 207,327     $ 31,488

====================================================================================================================

5.       NOTE PAYABLE, RELATED PARTY

         In connection with the acquisition of EZBid, Systemax, Inc. advanced $200,000 to the Company evidenced by a promissory note (the "Note") due May 12, 2001 bearing interest at a rate of 9% per annum, and which is secured by substantially all the assets of EZBid. Interest is payable at maturity and the Note may be prepaid at no penalty by Bidhit at any time.

________________________________________________________________________________

5.       NOTE PAYABLE, RELATED PARTY  (Cont'd....)

         The principal and accrued interest under the Note shall be convertible into common stock of Bidhit at any time at the election of Systemax. In addition, all principal and accrued interest shall be automatically converted to common stock of the Company upon the Company closing a financing of $2,800,000 within six months from the date of the Note. The accrued interest on the Note, $2,416 as of June 30, 2000, is included in Note Payable. Any conversion into common shares of principal and accrued interest shall be at a price equal to the closing price of Bidhit common stock as quoted on the NASD over-the-counter bulletin board on the date prior to the closing of the merger transaction.

         In addition, in the event that Bidhit successfully closes on a financing or series of financings with aggregate gross proceeds of $5.6 million or more on or prior to May 12, 2001 (and has a commitment letter therefor prior to November 12, 2000), Systemax agrees to invest in Bidhit at the time of such closing an additional $200,000 on terms and conditions as favorable to Systemax as the most favorable terms offered to investors in such financing or financings.


6.       BUSINESS COMBINATIONS

         Pursuant to a share exchange agreement on May 19, 1999, the Company purchased all of the issued and outstanding shares of BHcW in consideration for $300,000 in cash and 926,250 common shares of the Company at a deemed value of $259,350.

         The total purchase price of $559,350 has been allocated as follows:

            Cash                                                                                 $   1,655
            Accounts receivable                                                                      3,274
            Capital assets                                                                             780
            Intangible Assets                                                                      558,350
            Accounts payable and accrued liabilities                                                  (110)
            Loan payable, shareholder                                                               (4,599)
                                                                                                 ---------

                                                                                                 $ 559,350
                                                                                                 =========

         The 926,250 common shares were deemed to have a value of $0.28 per share, based on the closing market value quotation of the shares on the date of acquisition.

         On May 12, 2000, EZ Acquisition Corporation, a Delaware Corporation ("Merger-Sub") and a wholly owned subsidiary of Bidhit.com, Inc., a Nevada Corporation (the"Company"), merged (the"Merger") with and into EZBid, Inc., a Delaware Corporation ("EZBid"), pursuant to an Agreement and Plan of Merger dated April 21, 2000 (the "Merger Agreement"). EZBid operated a consumer-based online auction site and, prior to the Merger, was subsidiary of Systemax, Inc. ("Systemax").

         Pursuant to the terms of the Merger Agreement, the Company issued 5,734,895 shares of its authorized but unissued common stock to the former holders of EZBid common stock based on a conversion ration of 14,337.2375 shares of the Company's common stock for each share of EZBid common stock issued and outstanding as of the effective time of the Merger. The total shares issued to the former EZBid stockholders represent approximately 30.7% of the outstanding common stock following the Merger. Systemax received 5,391,523 of the shares issued to the former shareholders of EZBid, representing approximately 28.9% of the outstanding stock of the Company. 573,490 of the shares issued in connection with the acquisition are subject to the terms of an Escrow Agreement entered into contemporaneously with the Merger Agreement and are subject to forfeiture by the former shareholders of EZBid in the event of breaches of the Merger Agreement.

________________________________________________________________________________

6.       BUSINESS COMBINATIONS (Cont'd....)


         Under the terms of the Merger Agreement, the Company and Systemax agreed to enter into a co-marketing agreement and Systemax was also given the right to appoint two designees to the Company's Board of Directors.

         In connection with the Merger, Systemax also advanced $200,000 to the Company evidenced by a promissory note due May 12, 2001 bearing interest at a rate of 9% per annum, and which is secured by substantially all the assets of EZBid. See Note 5.

         For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, EZBid's results are included in the consolidated financial statements from the date of acquisition. The Company issued 5,734,895 shares of common stock with a fair value of $5,376,464 based on the closing price of the Company's common stock on the NASD over-the-counter bulletin board market on May 12, 2000. The aggregate consideration has been allocated to the fair value of the assets acquired and the liabilities assumed as follows:

           Cash                                                   $    35,657
           Accounts Receivable                                         40,995
           Inventory                                                  180,442
           Prepaid Expenses                                            29,459
           Property, Plant & Equipment, net                           109,760
           Intangible Assets                                        5,207,670
           Accounts Payable and accrued Liabilities                  (227,519)
                                                                  -----------
                                                                  $ 5,376,464

         The unaudited pro forma combined historical results, as if EZBid had been acquired at the beginning of 1998 and 1999 are estimated to be:


                                                          1999           1998
                                                      -----------    -----------
           Net Sales                                  $ 5,702,127    $   506,329
           Net Earnings                               $(7,736,599)   $(1,932,404)
           Basic and Diluted (Loss) per share         $     (0.64)   $     (0.33)

         The pro forma results include amortization of the intangibles presented above and the net interest expense on the advance from Systemax. These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal years presented nor are they necessarily indicative of the future consolidated results.

________________________________________________________________________________

7.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


===================================================================================================================-

                                                                                          June 30,      December 31,
                                                                                              2000              1999
--------------------------------------------------------------------------------------------------------------------
           Tax benefit relating to net operating loss carryforwards               $  1,535,000         $   714,000
           Valuation allowance                                                      (1,535,000)           (714,000)
                                                                                  ------------         -----------
                                                                                  $          -         $         -

====================================================================================================================

         The Company has a net operating loss carryforward of approximately $5,150,000 which expires between the years 2002 and 2006. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

8.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


================================================================================================================

                                                                  From Start of
                                                                    Development
                                                                      on May 1,
                                                                           1999
                                                                    to  June 30,        June 30,        June 30,
                                                                           2000             2000            1999
----------------------------------------------------------------------------------------------------------------
           Cash paid for income taxes                            $           -       $         -      $        -
           Cash paid for interest                                            -                 -               -
================================================================ ==================  ===============  ==========


         The following non-cash investing and financing transactions occurred during the six month period ended June 30, 2000:

           a) In March 2000 the Company issued 900,000 shares of common stock at an estimated value of $3,150,000 for prepayment of contract advertising.

           b) In March 2000 the Company issued 100,000 shares of common stock at an estimated value of $350,000 for prepayment of financial advisory services.

           c) In May 2000 the Company issued 5,734,895 shares at a fair value $5,376,464 for the purchase of all of EZBid, Inc.'s common shares. See Note 6.

________________________________________________________________________________

9.       STOCK OPTIONS
         The following is a summary of the status of the Company's plan during the quarter ended June 30, 2000:


==================================================================================
                                                                  Weighted Average
                                            Number of Shares      Exercise Price
                                            ----------------      ----------------
         Outstanding at March 31, 2000        1,513,750                $3.68

         Granted                                100,000                 2.00
         Forfeited                                    -                    -
         Exercised                                    -                    -
                                              ---------                -----
        Outstanding June 30, 2000             1,613,750                $3.57
==================================================================================

     =======================================================================
     Weighted average fair value of options granted in the period: $2.00
     =======================================================================

         As at June 30, 2000, the following stock options were outstanding:


==================================================================================

          Number                          Exercise
       of Shares                            Price                  Expiry Date
----------------------------------------------------------------------------------
         555,750                            $4.00                    June 1, 2001
         300,000                            $4.00                    June 1, 2002
           8,000                            $4.00                October 21, 2001
         250,000                            $2.85                December 1, 2002
         200,000                            $4.00                December 1, 2002
         200,000                            $3.00               February 18, 2002
         100,000                            $2.00                  April 23, 2002
==================================================================================

         Stock options exercisable and remaining lives at June 30, 2000 were as follows:


================================================================================

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ------------------------------------   -----------------------
                                Weighted
                                Average       Weighted                 Weighted
     Range of                   Remaining     Average                  Average
     Exercise     Number        Contractual   Exercise   Number        Exercise
     Prices       Outstanding   Life          Price      Exercisable   Price
--------------------------------------------------------------------------------
     $4.00        1,063,750      1.03          $4.00      882,752       $4.00
     $3.00          200,000      1.64          $3.00       25,000       $3.00
     $2.85          250,000      2.42          $2.85       62,500       $2.85
     $2.00          100,000      1.81          $2.00            -       $2.00
================================================================================

________________________________________________________________________________

10.      STOCK BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using APB No. 25 "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. There was no compensation cost incurred based on options granted in 1999 and 2000 to employees. Had compensation cost been recognized on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been adjusted as follows:



                                      From Start of
                                        Development
                                           Stage on           Quarter Ended                  Two Quarters ended
                                             May 1,        --------------------  ------------------------------------
                                               1999
                                        to June 30,       June 30,      June 30,            June 30,         June 30,
                                               2000           2000          1999                2000             1999


         Net Loss As Reported       $(5,145,114)        $(1,482,468)   $ (158,316)        $(2,832,647)    $  (213,316)
         Pro forma                  $(5,159,411)        $(1,490,347)   $ (158,316)        $(2,842,665)    $  (213,316)

----------------------------------------------------------------------------------------------------------------------

         BASIC AND DILUTED LOSS
           PER SHARE AFTER
           EXTRAORDINARY ITEM
              As reported           $         -         $     (0.09)   $    (0.04)        $     (0.20)    $     (0.11)

              Pro forma             $         -         $     (0.09)   $    (0.04)        $     (0.20)    $     (0.11)


         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:


================================================================================

                                                     2000           1999
--------------------------------------------------------------------------------

           Risk-free interest rate                   6.03%             -
           Expected life of the options              2.0 years         -
           Expected volatility                       280%              -
           Expected dividend yield                     -               -

================================================================================


11       SUBSEQUENT EVENTS

         The following events occurred subsequent to June 30, 2000:

           a) Jeff Mendenhall submitted his resignation as a Director of the Company on July 10, 2000, and his resignation was accepted by the Board of Directors.

           b) On August 8, 2000, the Company issued 55,000 common shares to Dan Mendenhall, pursuant to his employment agreement dated March 20, 2000, for services as Vice President of Sales and Business Development from April 24 to April 23, 2002.

           c) On August 15, 2000, the Company announced its intent to adopt the name EZ Inc.

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               BIDHIT.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

STATEMENT OF FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating our business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

     The inclusion of the forward-looking statements should not be regarded as a representation by Bidhit.com, or any other person, that such forward-looking statements will be achieved. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

     Bidhit.com, Inc. is an Internet auction and e-commerce company. We were incorporated under the laws of the State of Nevada on October 13, 1995 under the name "Painted Desert Farms, Inc." and changed our name to "Third Millennium Software Corp." on January 5, 1998, and then to "Bidhit.com, Inc." on May 7, 1999. We acquired EZBid Inc. on May 12, 2000 and now operate our online auction business under the name EZbid.com. We provide registered users with the opportunity to bid on brand name products in the following categories: computers, camera equipment, sporting goods, household goods, home electronics and sports memorabilia.

     We offer five auctions per week in each category including auctions over the weekend. New and excess branded merchandise, closeout items, and refurbished products are offered to consumers and small to mid-sized businesses from certified vendors and manufacturers. Our Internet auctions feature rotating product selection typically selling at discounts to prices found at traditional retailers.

     Our strong customer care focus distinguishes us from our competitors. We believe that we were the first online auction company to introduce "Live Help" to our customers. "Live Help" allows a customer to begin an online electronic dialogue with an EZBid.com on-site customer care representative. Certified vendors, an extended-warranty program, a customer-oriented focus, and an easy to use website set our website, EZbid.com, apart from other online auction sites.

     We use high standards of network security to protect customer information, including credit card data. Financial information is encrypted on our own secure servers. We follow all applicable federal and state laws to assure our customers' names and information are not used without their permission. Our database reporting Capabilities allow a database driven relational marketing program to serve the needs and interests of our community and increase our loyal customer base. We are a member in good standing of the Better Business Bureau (BBB) and the BBB On Line.

________________________________________________________________________________

     We have strategic relationships with Systemax, Inc. (NYSE:SYX) and Hollinger International (NYSE:HLR). Systemax, Inc. sells private label and name brand PC hardware, related computer products, and industrial products to businesses and consumers in North America and Europe. Our relationship with Systemax gives us the opportunity to promote ourselves on the desktop screen of every PC that is assembled by Systemax and as well as advertising in Systemax's catalogues and websites. Systemax, Inc. is a Fortune 1000 company.

     Hollinger International Inc. is a global newspaper publishing company with English language newspapers in the United States, United Kingdom, Canada and Israel. Included among its paid daily newspapers are the Daily Telegraph, Chicago Sun-Times, The Ottawa Citizen and Canada's Nation Post. In addition, Hollinger International, Inc. owns non-daily newspapers, as well as magazines and other leading publications. Our relationship with Hollinger International allows us to advertise in Hollinger publications and use selected content published by Hollinger publications on a non-exclusive basis. Hollinger has also appointed two of its officers to the Company's advisory board.

RESULTS OF OPERATIONS

REVENUE

     Revenues of $178,885 for the three months ended June 30, 2000 were derived primarily from the sale of products through our website and increased $175,681 from the three months ended June 30, 1999. Revenues were $182,502 for the six months ended June 30, 2000 and increased $179,298 from the six months ended June 30, 1999. This increase was due to our acquisition of EZbid, Inc. on May 12, 2000.

     We sell merchandise purchased from suppliers in two ways. We either purchase merchandise for inventory or purchase the merchandise at the time of sale (drop ship). For drop ship sales, our supplier retains physical possession of the merchandise until sale. We then charge the customer and arrange for shipment to the customer. In both types of sales of inventory purchased from suppliers, we recognize revenue when the product has been shipped. We also sell merchandise under sales commission arrangements with suppliers. For this type of sale, we recognize sales commission revenues as items are sold on our website and as collection of these commissions is reasonably assured.

     Our sales of inventoried product and drop ship sales represented a new method of sales used by EZbid in its operations. Product sales increased from none in the comparable quarter and six month period last year to $178,062 in both the quarter and six month period ended June 30, 2000.

     Our commission revenue declined to $823 in the quarter ended June 30, 2000 from $3,204 in last year's quarter ended June 30, 1999 as management's attentions were primarily focused on implementing new management systems and new methods of marketing products to the consumer. Our commission revenue increased to $4,440 in the period ended June 30, 2000 from $3,204 in the six months ended June 30, 1999.

COST OF REVENUE

     Cost of revenue increased from none in the quarter ended June 30, 1999 to $161,256 or 90.1% of sales in the quarter ended June 30, 2000. Cost of revenue increased from none in the six months ended June 30, 1999 to $161,256 or 88.4% of sales in the quarter ended June 30, 2000. This increase was caused by the expansion of our marketing methods to incorporate revenue from the sale of inventoried products and drop ship sales. In the comparable quarter last year, we reported no cost of revenue because our revenue represented sales commissions on non-inventoried products.

________________________________________________________________________________

OPERATING EXPENSES

     Our operating expenses consist of selling and marketing, general and administrative, engineering and programming, depreciation and amortization and bad debts. These expenses increased $1,349,269 to $1,512,873 in the three months ending June 30, 2000 from $163,604 in the comparable quarter last year and increased $2,620,650 to $2,883,754 in the six months ended June 30, 2000 from $263,104 for the six months ended June 30, 1999. This increase is attributable to the acquisition of EZbid during the second fiscal quarter of 2000 and the fact that we were not operational for the full quarter ending June 30, 1999. We also revised our estimate for the useful life of domain name rights from ten years to three, which directly caused an increase of $113,342 in amortization expense in the second quarter of fiscal 2000 and six months ending June 30, 2000 for the domain name acquired in fiscal 1999.

     There was no bad debt expense in the quarters ended June 30, 2000 and June 30, 1999. There was no bad debt expense in the six months ended June 30, 2000. Bad Debt expense totaled $70,000 in the six month period ended June 30, 1999.

INTEREST INCOME

         Interest income increased to $15,192 in the three month period ended June 30, 2000 from $2,084 in the same period last year and to $32,277 in the six month period ended June 30, 2000 from $2,084 in the same period last year, reflecting primarily larger invested cash balances in 2000.

INTEREST EXPENSE

     Interest expense increased to $2,416 in the second quarter of fiscal 2000 and the first six months of fiscal 2000 from zero in the comparable periods last year based on the issuance of a Convertible Note to Systemax on May 12, 2000 in the amount of $200,000 bearing interest at the rate of 9% per annum.

NET LOSS

     We generated a loss of $1,482,468 for the second fiscal quarter ended June 30, 2000 compared to a loss of $158,316 in the comparable period last year due to efforts to expand our marketing, build a management team, and develop our website. We generated a loss of $2,832,647 for the six months ended June 30, 2000 compared to a loss of $213,316 in the comparable period (net of extraordinary gain of $44,500 during such period) last year due to the same reasons.

BASIC AND DILUTED LOSS PER SHARE

     Our basic and diluted loss per share was $(0.09) per share for the three month period ended June 30, 2000 compared to a basic and diluted Loss per share of $(0.04) in the comparable period last year. The Company's basic and diluted loss per share was $(0.20) per share for the six month period ended June 30, 2000 compared to a basic and diluted Loss per share of $(0.13) before the extraordinary gain and $(0.11) after the extraordinary gain last year. The basic and diluted earnings per share figures are the same because fully diluted shares that may be issued would be anti-dilutive if used in the calculation covering a period of net losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash and accounts receivable in the aggregate amount of $1,509,746. Our primary source of liquidity was cash received through private placements made in connection with the Company's acquisition of Bidhit.com, Inc. (Washington) in May 1999. We also sold $300,000 of common stock to Hollinger during the second quarter ending June 30, 2000 and, in addition, received $200,000 in debt financing from Systemax Inc. in connection with our acquisition of EZbid

________________________________________________________________________________

Inc. on May 12, 2000. This indebtedness is secured by substantially all of the assets of EZBid Inc. We intend to raise additional capital through the sale of equity securities or the incurrence of additional indebtedness. There can be no assurance that we will successfully raise any equity financing or that other sources of debt financing will be available to us if and when needed. The failure to obtain adequate additional capital may require us to postpone some or all of the expansion of our proposed business operations and, potentially, to cease operations. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Investment in the shares of our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this quarterly report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

NEED FOR ADDITIONAL FINANCING

     During the next 12 months, our foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by our sales commissions, and additional equity or debt financing. We are currently devoting substantial resources to the development of our website and to the establishment of co-marketing relationships. Substantial additional capital may be required in the future to fund website development. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our shareholders. If needed capital is unavailable, our ability to continue in business will be jeopardized. To the extent we raise additional capital by issuing equity or securities convertible into equity, ownership dilution to our shareholders will result.

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES

     Since our inception, we have incurred significant losses and negative cash flow, and as of June 30, 2000, we had an accumulated deficit of $5,228,114 while net cash used in operating activities was $1,764,824. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, and operating infrastructure. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will diminish in the future.

COMPETITION

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

________________________________________________________________________________

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

RELIANCE ON KEY INDIVIDUALS

     We depend upon the active participation of Tim Black, President, CEO, Treasurer and Secretary. We do not currently maintain key employee insurance policies. We will likely need to recruit additional qualified personnel in order to expand according to our business plan. Although we are committed to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that we will be able to attract such persons or retain our key personnel. The failure to attract and retain key personnel could have a material adverse effect on our ability to continue as a going concern.

RISKS OF LOW-PRICED STOCKS; PENNY STOCK REGULATIONS

     Common Stock traded on NASD'S "Over-the Counter Bulletin Board," such as ours, is subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our Common Stock and may affect the ability of purchasers to sell any of the Common Stock acquired in the secondary market.

SHARE PRICE VOLATILITY

     The trading price of our Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, the Company's Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates is related primarily to our short term investments due to the fixed rate nature of our borrowings. We have not used derivative financial instruments in our investment portfolio. Short term investments consist primarily of a money market account with a commercial bank with funds immediately available. Interest rate fluctuations do not impact the carry value of the investment. We do not believe that the future market risks related to the above investment portfolio will have a material adverse impact on our financial position, results of operations or liquidity.

________________________________________________________________________________

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 12, 2000, we issued 5,734,895 shares at a fair market value of $5,376,464 for the purchase of all of EZBid, Inc.'s common shares.

     On June 30, 2000, we issued 100,000 shares of common stock to Jeff Mendenhall as an employment bonus pursuant to the terms of the Employment and Services Agreements dated May 20, 1999 between the Company and Jeff Mendenhall (the "Agreement"). Under the Agreement, Mr. Mendenhall is granted 400,000 shares of our Common Stock which are to be issued to him at the rate of 100,000 shares at the end of the third, sixth, ninth and twelfth months of the term of the agreement.

     On June 30, 2000 we issued 100,000 shares of our Common Stock to Hollinger International, Inc. ("Hollinger") at a fair market value of $300,000 for cash.

     The Company claimed exemption for the above transactions pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.                            Description

 3.1* Articles of Incorporation filed October 13, 1995, and amendments thereto filed January 5, 1998 and May 7, 1999, as filed with the Company's Form 10-SB on October 15, 1999 and incorporated herein by reference.

 3.2* Bylaws (and the amendment thereto dated January 17, 1997) as filed in the Company's Form 10-SB on October 15, 1999 and incorporated herein by reference.

10.1* Financial Advisory Agreement dated February 28, 2000 between Bidhit.com, Inc. and Salman Partners Inc. filed with the Company's Form 10-QSB on May 22, 2000 and incorporated herein by reference.

10.2* Advertising Services Agreement dated March 2, 2000 between Bidhit.com, Inc. and Hollinger International Inc. filed with the Company's Form 10-QSB on May 22, 2000 and incorporated herein by reference.

10.3*             Supplemental Advisory and Consulting Agreement dated
                  March 2, 2000 between Bidhit.com, Inc. and The Ravelston Corporation filed with the Company's Form 10-QSB on May 22, 2000 and incorporated herein by reference.

________________________________________________________________________________

10.4* Agreement and Plan of Merger, dated as of May 12, 2000, between Bidhit.com, Inc., EZ Acquisition Corp., EZBid Inc., and the shareholders of EZBid, Systemax Inc., and Paul Mandel as filed in the Company's Form 8-K on May 26, 2000 and incorporated herein by reference.

27.1              Financial Data Schedule.

     * Incorporated herein by reference.

(b)  Reports on Form 8-K.

     The following report on Form 8-K was filed during the quarter covered by this report:

     * Disclosure of Acquisition or Disposition of Assets filed on Form 8-K, May 26, 2000.

________________________________________________________________________________

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIDHIT.COM, INC.

Dated:  September 29, 2000               By:  /s/ Tim Black
                                              --------------------------------
                                              Tim Black
                                              President, CEO, Treasurer
                                              And Secretary.
                                              (Principal Executive and
                                              Financial Officer)


________________________________________________________________________________